Form 10-K
period 1997-09-26
COLORADO PRIME CORP
filed 1997-12-19
CIK 813356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  --------------------------------------------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

                         COMMISSION FILE NUMBER 1-09559

                           COLORADO PRIME CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                    11-2826129
 (State or other jurisdiction of incorporation or           (I.R.S Employer
                 organization)                             Identification No.)
  1 Michael Avenue, Farmingdale, New York, 11735

       Registrant's telephone number, including area code: (516) 694-1111

            --------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The number of shares of Common Stock of the registrant outstanding as of December 18, 1997 was 1,000.

                       Documents Incorporated by Reference

                                      None

                                     PART I

Item 1. Business

Certain information set forth herein contains forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements.

Colorado Prime Corporation (the "Company" or "CPC") is a Delaware corporation and was incorporated in 1986. The Company is a wholly owned subsidiary of Colorado Prime Holdings Inc. ("CPH"), formerly KPC Holdings Corporation ("Holdings"). On May 9, 1997, pursuant to a merger agreement between Holdings and Thayer Equity Investors III, L.P., a private equity investment limited partnership ("Thayer"), Colorado Prime Acquisition Corp. ("CPAC"), a transitory acquisition company established by Thayer prior to the consummation of the merger, merged with and into Holdings (the "Merger") following which Holdings was the surviving corporation and was renamed CPH.

General

The Company is a leading direct marketer of high quality, value-added food programs and products related to in-home dining and entertainment. Using a combination of telemarketing and in-home selling, Colorado Prime believes that it is the only company to offer this type of in-home shopping service on a broad scale, serving 31 states through 78 sales offices. The Company sells individually packaged, top quality meats and poultry, seafood, assorted pasta dishes and a wide selection of prepared entrees for direct delivery to consumer households. The Company's food products are of a quality generally found only in specialty gourmet shops and high-end restaurants and require simple preparation using a microwave, conventional oven or grill. As a complement to its food products, the Company also sells food-related and home entertainment appliances and accessories with unique features not generally available in traditional retail channels. The purchase of non-food items enables customers to earn a lifetime discount on food purchases.

The Company has employed approximately 1,000 telemarketers and approximately 500 sales representatives over the past two fiscal years. The Company's telemarketers schedule in-home sales presentations. During a sales presentation, the Company's sales representative presents the Company's product offerings and designs a customized food program for the customer. In fiscal 1997, a customer's average initial food order was approximately $1,500. The average food order is designed to meet approximately two-thirds of a family's evening meal needs for a six-month period. In addition, approximately 70% of initial orders in fiscal 1997 included the purchase of non-food items at an average cost of approximately $1,600. After a customer places an order, a Company representative delivers and stores the food directly into the customer's freezer. To facilitate the purchase of its products, the Company offers convenient financing options through a wholly-owned finance subsidiary.

Products and Services

The Company offers a selected mix of food and non-food products.

Food Products

The Company's food product line consists of approximately 300 items, with entrees of a grade and quality comparable to those available only through specialty butchers, fine gourmet shops or specialty catalogs. These products range from select cuts of top quality beef, pork, veal, lamb and poultry, to prepared gourmet dishes such as stuffed chicken breast, marinated pork chops and Mexican and Italian entrees. The Company's frozen entrees may be prepared using a microwave, conventional oven or grill, with 70% of such products requiring only 20 minutes or less for preparation. As a service to its customers, the Company also sells a selected line of brand name grocery items and other household products generally available in local retail food outlets. The Company refines its menu to accommodate changing customer demands.

With the exception of brand name grocery items, the Company's food items are produced either by the Company or by premium food wholesalers according to the Company's stringent specifications. Approximately 50% of the Company's food revenue consists of items that are processed in the Company's processing facility. Most food products carry the Company's trademark and all food products are sold with a 100% customer satisfaction guarantee that the Company will replace any product that does not completely satisfy the customer's expectations. Food revenues for each of the three years in the period ended September 26, 1997 were approximately 62% of product sales.

Non-Food Products

As a complement to the customer's food purchases, the Company sells a diverse line of non-food items related to in-home dining and entertainment. The purchase of non-food items enables customers to receive a lifetime discount on their food purchases through the discount marketing program. The Company currently offers approximately 20 food-related appliances or accessories, such as freezers, microwave ovens, barbecue grills, cookware, china and crystal, imported stainless flatware and cutlery. The Company recently expanded its appliance line to include home entertainment products such as large screen televisions, camcorders, and personal computers. The Company's non-food items are purchased by special arrangements with manufacturers and have unique features that are not generally available in typical retail channels. Non-food revenues for each of the three years in the period ended September 26, 1997 were approximately 38% of product sales.

Customer Financing

As an additional source of revenue and as a service to its customers, the Company offers the option to finance purchases through the Company's wholly-owned finance subsidiary. Most customer purchases are financed on a revolving credit account. Generally, food products may be paid in six monthly installments without additional cost to the consumer except for a nominal monthly service charge. Non-food products are financed using open-end credit accounts with balances, which are typically paid over a period of 24 to 36 months at market interest rates. Customers are billed separately for food and non-food purchases.

Marketing

Customer Acquisition

The Company purchases telemarketing target lists from a variety of sources. Donnelley Marketing, Inc. is the primary source of outside lists, accounting for 23% of the Company's new customers in fiscal 1997. Additional sources include JAMI Marketing Services, Inc., recent home buyer lists and neighborhood and zip code canvassing. The screened lists of potential customers are distributed to the Company's telemarketing forces who contact the prospective customers to introduce the Company's product offerings and schedule an in-home presentation.

The Company also identifies potential customers through recommendations from existing customers. During fiscal 1997, the Company's referral customers were the source of approximately 31% of all new customers. Referrals are particularly valuable to the Company due to the reduced marketing and sales costs associated with the sale.

Discount Marketing Program

The Company's marketing efforts are facilitated by its discount marketing program which provides customers with a lifetime discount on food products when they purchase the Company's non-food products. The discount on the food products generally offsets a customer's incremental monthly payments on non-food purchases. The discount increases with each subsequent non-food purchase up to a maximum possible discount of 50%. During fiscal 1997, 87% of the Company's customers participated in the discount marketing program.

Sales

The Company believes that the key to strong sales force performance is a talented, motivated sales management team coupled with ongoing recruiting, training and retention programs. The Company has an ongoing sales training process conducted at the local and corporate level. New representatives are trained in the hiring office by experienced sales personnel using standardized Company training procedures and materials. Additionally, the Company runs regular food and non-food training seminars to educate all sales personnel on the Company's full complement of products. The Company also maintains a corporate management training program for management candidates demonstrating high potential. Sales personnel are compensated by commission, earning a percentage of each new sale and a lower percentage on subsequent reorder sales.

Sales representatives call on prospective customers in their home at pre-set appointment times scheduled by the telemarketers, often on weekends and at night. The in-home sales presentation is generally delivered with both adult family members present. It consists of a food-related presentation, the development of a monthly budget and a custom-designed menu as well as a presentation of non-food merchandise. Sales representatives also cover reorder appointments. The reorder presentation focuses on additional food products and the Company's full complement of non-food merchandise.

Distribution and Delivery

One of the Company's key competitive advantages is the efficient distribution of perishable foods to its customers' homes. All food items are shipped from the Company's Farmingdale, New York plant. Products are transported either by Company-operated 48-foot freezer tractor trailers or independent carriers who pick up shipments from Farmingdale and off-load them to the Company's delivery trucks at one of 17 leased regional depots for delivery to customers. An appointment is made with each customer for delivery of an order at the customer's convenience, including evening hours and Saturdays. Orders are delivered into the home and packed into the customer's freezer by Company employees. With the exception of a customer service follow-up call, this serves as the final step in the Company's quality control process. Generally, non-food items are stored regionally by the Company's suppliers and are delivered by UPS or other delivery service. This significantly reduces the Company's direct storage, shrinkage, handling and inventory carrying costs.

Suppliers

The Company purchases its food and non-food products from a variety of vendors. The Company strives to maintain relationships with several suppliers for each of its major food and non-food items to ensure product availability and to maintain flexibility with regard to cost control. In fiscal 1997, the Company's two largest suppliers, Broich Enterprises (a freezer supplier) and Beef America, accounted for 12% and 11%, respectively, of total non-food and food purchases. The Company believes it has a good relationship with each of its suppliers and that alternate suppliers are readily available.

The Company generally does not enter into purchasing agreements with any of its vendors and does not hedge commodity prices in the futures market. However, since management expected beef prices to increase in 1997, the Company entered into one year fixed-price supply contracts with its two largest beef suppliers. As these contracts proved to be beneficial in 1997 and as management believes there will continue to be upward pressure on beef prices in 1998, the Company has entered into one year fixed-price supply contracts with four beef suppliers in fiscal 1998.

Competition

The Company's primary competition is local supermarkets and specialty food retailers. Although the Company competes in each of those markets, the Company operates in a niche market, providing benefits and services in addition to those of each of the above businesses. The Company believes that it competes effectively with these other businesses on the basis of service, product variety and quality, marketing, convenience and the availability of credit.

Employees

The Company has employed approximately 2,300 individuals over the past two fiscal years. Approximately 130 manufacturing and delivery personnel located at its Farmingdale, New York facility are represented in collective bargaining agreements by Local 210 of the Warehouse and Production Employees Union. The Company believes it has a satisfactory relationship with unionized labor. The current contract expires on September 30, 1998 and provides for a 3% per year increase in wages.

Intellectual Property

The Company seeks trademark protection from the United States Patent and Trademark Office for many trade names, which the Company uses to market its products and services. The Company presently holds nine registered trademarks covering trade names and designs including Colorado Prime(R) and Colorado Prime Foods(R). The Company also has trademarks currently pending registration including Home Restaurant, Chef's Finest and Maria Nesta. Although the Company considers its trademarks to be important to its business and continues to seek trademark protection when deemed appropriate, the Company does not consider its trademarks to be material to its business operations.

Governmental Regulation

The Company is subject to extensive regulation by a number of federal and state regulatory agencies with respect to the preparation and sale of its food and durable goods and the provision of financing to its customers. The Company's Farmingdale, New York facility has USDA approval, which permits the Company to ship its meat products nationwide without being subject to numerous state and local inspection procedures. In the absence of USDA approval, the Company's sale and delivery of meat products would become subject to state and local inspection. The Company's telemarketing activities and practices are subject to Federal and various state authorities and its direct marketing activities are subject to federal and state regulation including the home sales solicitation laws. Additionally, the Company's extension of credit to its customers is subject to federal and state truth-in-lending laws, licensing and regulation under retail installment sales acts, usury laws and similar statutes enacted by the states in which it does business.

From time to time the Company is the subject of inquiries from regulatory agencies in various states in which it conducts business. The Company is often required to provide information concerning its business practices. Such inquiries have generally not resulted in any material change in the Company's business practices. The Company has agreed in the form of a settlement agreement, consent decree, voluntary compliance or other similar agreement to adjust individual customer accounts, replace merchandise, modify sales and credit practices and/or pay costs, fines and penalties. None of these matters have had a material adverse effect on the Company.

Item 2.  Properties

The Company believes that its corporate headquarters, processing facility, storage facilities, regional sales offices and equipment are adequate for its current needs. The Company believes all facilities are adequately insured.

The following table summarizes the Company's primary facilities by location.

                               Company Facilities

                                                                  Lease
Location           Owned/Leased  Description of Facility          Expiration
--------           ------------  -----------------------          ----------

Farmingdale, NY    Leased        Headquarters                     August 1998
Farmingdale, NY    Owned         Preparation, storage and         --
                                 shipping plant
Pompano Beach, FL  Leased        Office, warehouse and vehicle    November 2006
                                 repair depot
Farmingdale, NY    Owned         Vehicle repair depot             --
Farmingdale, NY    Owned         Grocery warehouse                --

In addition to those facilities indicated in the table above, the Company leases space for its 78 regional sales offices and 17 regional delivery depots under short-term commercial leases, which typically have terms of three to five years.

The Company has entered into a lease agreement for its new corporate headquarters in Farmingdale, N.Y. and expects to occupy the new facility concurrent with the expiration of the existing headquarters lease.

Item 3. Legal Proceedings

The Company is a party to various litigation matters incidental to the conduct of its business. Management believes that such proceedings would not, individually or in the aggregate, reasonably be expected to have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Not applicable.

As of December 18, 1997, there was one holder of record of the Company's Common Stock.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report and the consolidated financial statements of the Company and the related notes included in Item 8 of this report, which consolidated financial statements have been audited and reported on by Arthur Andersen LLP, independent public accountants.

New Basis of Accounting

As a result of the merger described in Item 1 a new basis of accounting under the "push down" method was adopted effective May 9, 1997. Under this method, the assets and liabilities of the Company were revalued to reflect CPH's new cost basis in the Company, which is based on the fair values of such assets and liabilities on May 9, 1997. Financial data for the period subsequent to May 9, 1997, reflect the adoption of this new basis of accounting and, accordingly, data for all annual fiscal periods presented herein may not be comparable with the data presented which includes the period subsequent to May 9, 1997.

                                                                              Fiscal Year Ended September
                                    Twenty           Thirty-two
                                 Weeks Ended         Weeks Ended
                              September 26, 1997     May 9, 1997        1996          1995         1994          1993
                              ------------------     -----------    --------      --------     --------      --------
Dollars in thousands
Operating Data
Product Sales                            $54,407         $85,510    $142,651      $144,966     $134,025      $126,171
Finance income earned                      5,600           8,637      12,792        11,524       11,201        10,725
                                         -------         -------    --------      --------     --------      --------
Total revenue                             60,007          94,147     155,443       156,490      145,226       136,896
Cost of goods sold                        21,195          32,949      56,387        59,906       58,640        59,371
                                         -------         -------    --------      --------     --------      --------
Gross Profit                              38,812          61,198      99,056        96,584       86,586        77,525
Selling, general and
    administrative                        31,923          48,749      80,901        80,988       75,326        69,450
Amortization of goodwill                     540             713       1,164         1,164        1,187         1,164
Interest expense                           6,222           5,713       9,130         8,017        6,783         9,745
Other expense                                245             426       7,089(a)        767(a)       559         6,357(a)
                                         -------         -------    --------      --------     --------      --------
Income (loss) before
provision (benefit) for
income taxes                                (118)          5,597         772         5,648        2,731        (9,191)
Provision (benefit) for
income taxes                                 130           2,414       1,262         2,738        1,781        (2,929)
                                         -------         -------    --------      --------     --------      --------
Net income (loss)                        $  (248)        $ 3,183    $   (490)     $  2,910     $    950      $ (6,262)
                                         =======         =======    ========      ========     ========      ========

                                                         As of Fiscal Year Ended September

                                            1997           1996         1995         1994          1993
                                            ----           ----         ----         ----          ----
Balance Sheet Data
Working capital                        $  51,235        $52,902      $48,065      $44,826       $45,674
Total assets                             169,773        150,784      143,841      136,525       141,303
Long-term debt (including
current portion) (b)                     118,675         93,541       82,102       76,897        78,097
Stockholder's equity                   $  25,625        $40,669      $44,278      $43,606       $45,115

                                                                         Fiscal Year Ended September
                             Twenty            Thirty-two
                          Weeks Ended          Weeks Ended
                       September 26, 1997      May 9, 1997         1996        1995       1994        1993
                       ------------------      -----------       --------    --------   --------    --------
Other Financial Data

EBITDA (c)                         $7,396          $13,397        $20,062    $17,424    $13,031     $9,932
EBITDA margin (c)                   12.3%            14.2%          12.9%      11.1%       9.0%       7.3%


(a) Fiscal 1996 includes debt financing expenses of $624 and payments to management of $4,177 under a management incentive plan related to the issuance of senior notes in December of 1995 and also includes a charge for unused office and warehouse space of $1,698. Fiscal 1995 includes a write-off of capitalized software costs of $162. Fiscal 1993 also includes a charge for unused office and warehouse space and severance of $5,973.

(b) Long-term debt (including current portion) includes obligations under capital leases.

(c) EBITDA is defined as net income before interest, income taxes, depreciation and amortization and certain nonrecurring expenses (as discussed in Note (a) above). EBITDA is presented because Management believes it is a widely accepted financial indicator of the Company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as measure of a company's profitability or liquidity. In addition, this measure of EBITDA may not be comparable to similar measures reported by other companies.

      EBITDA margin is calculated as the ratio of EBITDA to total revenues for the period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the "Selected Financial and Operating Data," the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this report.

New Basis of Accounting

As a result of the merger, a new basis of accounting under the "push down" method was adopted effective May 9, 1997. Under this method, the assets and liabilities of the Company were revalued to reflect Holdings' new cost basis in the Company, which is based on the fair values of such assets and liabilities on May 9, 1997. Financial data for the period subsequent to May 9, 1997, reflects the adoption of this new basis of accounting as if the merger occurred at the beginning of the period and, accordingly, data for all annual fiscal periods presented herein may not be comparable with the data presented which includes the period subsequent to May 9, 1997.

Presentation of Data for Combined Periods

The pro forma results of operations for the fiscal year ended September 26, 1997 are presented for comparative purposes only, and not as combined or consolidated results of operations in accordance with Generally Accepted Accounting Principles ("GAAP") nor as a replacement for the separate period results of operations presented in the Company's audited consolidated financial statements presented elsewhere in this report.

These changes affect the comparability of operating data principally with respect to amortization of intangible assets associated with the "push-down" accounting basis revaluation and interest expense on the new debt. Management believes that the presentation and assessment of results of operations for the fifty-two weeks ended September 26, 1997 on a pro forma basis provides the most meaningful analysis of the Company's operating results on a comparable basis.

Results of Operations

The following table summarizes the Company's historical results of operations as a percentage of total revenue. All fiscal years presented herein are 52 weeks.

                                   Pro
                                 forma 52
                                   weeks
                                   ended
                                 September  Fiscal Year Ended
                                   1997      1996      1995
                                   ----      ----      ----
Statement of Operations
    and Other Financial Data:
Total revenue                      100.0%    100.0%    100.0%
Gross Profit                        64.9      63.7      61.7
Selling, general and
    administrative expenses         52.4      52.0      51.7
Interest expense                     7.7       5.9       5.1
Amortization of goodwill             0.8       0.7       0.7
Other expense                        0.4       4.6       0.5
Provision for income taxes           1.6       0.8       1.7
Net income (loss)                    1.9      (0.3)      2.0
Depreciation and amortization        2.2       2.3       2.3
EBITDA                              13.4      12.9      11.1

Fifty-two Weeks Ended September 26, 1997 (Pro Forma) Compared to Fiscal Year ended September 27, 1996.

Total revenue for the fifty-two weeks ended September 26, 1997 decreased by $1.2 million, or 0.8%, to $154.2 million from $155.4 million for the fifty-two weeks ended September 27, 1996. Food revenue for the fifty-two weeks ended September 26, 1997 decreased by $2.6 million, or 3.0%, to $86.1 million from $88.7 million for the fifty-two weeks ended September 27, 1996. The decrease was primarily due to difficulties experienced by the Company locating and hiring qualified sales representatives in a low unemployment environment. The Company continues to refine test programs designed to improve the recruitment and retention of sales representatives. Food revenue was positively affected by price increases commensurate with inflation. Non-food revenue for the fifty-two weeks ended September 26, 1997 decreased by $0.1 million, or 0.2%, to $53.9 million from $54.0 million for the fifty-two weeks ended September 27, 1996. Non-food revenue was positively affected by price increases commensurate with inflation and the sale of higher value appliances such as large screen televisions and camcorders, offset by the impact of reduction in food orders as non-food sales are only consummated if a food sale is made. Finance income for the fifty-two weeks ended September 26, 1997 increased by $1.4 million, or 11.3%, to $14.2 million from $12.8 million for the fifty-two weeks ended September 27, 1996. The increase in finance income earned resulted from larger customer account receivable balances due primarily to the sale of higher value appliances and selective use of extended financing terms.

Gross profit for the fifty-two weeks ended September 26, 1997 increased by $1.0 million, or 1.0%, to $100.0 million from $99.0 million for the fifty-two weeks ended September 27, 1996. Gross profit margin increased to 64.9% for the fifty-two weeks ended September 26, 1997 from 63.7% for the fifty-two weeks ended September 27, 1996. The increase in gross profit margin was the result of shifting processing for the Company's poultry items to its in-house facility, lower overhead costs and an increase in finance income. Additionally, gross profit margin benefited from a favorable mix of non-food product sales toward items which generally have a higher profit margin.

SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the fifty-two weeks ended September 26, 1997, these expenses decreased by $0.2 million, or 0.2%, to $80.7 million from $80.9 million. As a percentage of total revenues, SG&A expenses increased to 52.3% for the fifty-two weeks ended September 26, 1997, from 52% for the fifty-two weeks ended September 27, 1996.

Interest expense for the fifty-two weeks ended September 26, 1997 increased to $11.9 million from $9.1 million for the fifty-two weeks ended September 27, 1996. The increase was primarily attributable to a greater level of borrowing (as a result of the debt issued in connection with the merger) at a higher rate of interest during 1997, as compared to the financing in effect during the previous period.

Other expense for the fifty-two weeks ended September 26, 1997 decreased by $6.4 million to $0.7 million from $7.1 million for fiscal 1996. The decrease is primarily attributable to the payment in fiscal 1996 of refinancing-related bonuses of $3.0 million, redemption of management stock of $1.2 million, unrecovered costs of $0.6 million related to the issuance of debt and a charge of $1.7 million for lease obligations of unused office and warehouse space.

Provision for income tax for the fifty-two weeks ended September 26, 1997 increased by $1.2 million to $2.5 million from $1.3 million for fiscal 1996. The increase is primarily attributable to higher pretax earnings for the fifty-two weeks ended September 26, 1997 partially offset by certain non-deductible expenses in fiscal 1996.

Net income increased to $2.9 million or 1.9% of total revenue for the fifty two weeks ended September 26, 1997 from a loss of $0.5 million, or 0.3% of total revenues for fiscal 1996 for the reasons stated above.

Depreciation and amortization decreased to $3.3 million, or 2.2% of total revenue, for the fifty-two weeks ended September 26, 1997 from $3.6 million, or 2.3% of total revenue, for the fifty-two weeks ended September 27, 1996. The decrease is primarily attributable to a reduction in capital spending offset by additional goodwill.

EBITDA for the fifty-two weeks ended September 26, 1997 increased by $0.6 million, or 3.0%, to $20.7 million from $20.1 million for fiscal 1996. EBITDA margin as a percentage of total revenue increased to 13.4% for the fifty-two weeks ended September 26, 1997 from 12.9% for fiscal 1996 for the reasons stated above. See footnote (c) to "Selected Financial Data".

Fiscal Year Ended September 27, 1996 Compared to Fiscal Year Ended September 29, 1995

Total revenue for fiscal 1996 decreased by $1.1 million, or 0.7%, to $155.4 million from $156.5 million for fiscal 1995. Food revenue for fiscal 1996 decreased by $0.6 million, or 0.7%, to $88.7 million from $89.3 million for fiscal 1995. The decrease was primarily due to difficulties in hiring qualified sales representatives in a low unemployment environment, which resulted in fewer orders from new customers than in the prior period. Additionally, the number of in-home appointments which were cancelled as a result of inadequate staffing increased by 28% in fiscal 1996. New programs designed to improve the recruitment and retention of sales representatives were initiated to respond to this staffing issue at the close of the year. In addition, the decrease was due to an increase in rejected orders for credit reasons resulting from rising consumer debt levels. Food revenue was positively affected by price increases commensurate with inflation and larger order sizes. The Company experienced a larger average order size principally due to a change in the Company's sales presentation from one based upon five months of anticipated food requirements to one based upon six months. The change had been introduced in some markets during fiscal 1995 and continued to be implemented throughout the Company during fiscal 1996. Non-food revenue for fiscal 1996 decreased by $1.6 million, or 2.9%, to $54.0 million from $55.6 million for fiscal 1995. The decrease was primarily due to the reduction in food orders. Non-food revenue was positively affected by price increases commensurate with inflation and the sale of higher value appliances such as large screen televisions and camcorders. Finance income for fiscal 1996 increased by $1.3 million, or 11.0%, to $12.8 million from $11.5 million for fiscal 1995. The increase in finance income earned resulted from larger customer accounts receivable balances due to the sale of higher value appliances.

Gross profit for fiscal 1996 increased by $2.5 million, or 2.6%, to $99.1 million from $96.6 million for fiscal 1995. Gross profit margin increased to 63.7% for fiscal 1996 from 61.7% for fiscal 1995. The increase in gross profit margin was primarily due to an increase in finance income, lower beef costs and the impact of the Company's cost reduction activities.

For fiscal 1996, SG&A expenses remained relatively flat at $80.9 million compared to $81.0 million for fiscal 1995. As a percentage of total revenues, SG&A expenses were 52.0% for fiscal 1996 compared to 51.7% for fiscal 1995. The increase was primarily due to an increase in bad debt expense due to the higher level of customer payment delinquencies, offset by lower selling costs as a result of lower revenues.

Interest expense for fiscal 1996 increased by $1.1 million, or 13.9%, to $9.1 million from $8.0 million for fiscal 1995. The increase was primarily attributable to higher average debt balance and higher interest expense as a result of the recapitalization in December of 1995.

Other expense for fiscal 1996 increased by $6.3 million, to $7.1 million, from $0.8 million for fiscal 1995. The increase was primarily due to payment of refinancing-related bonuses of $3.0 million, redemption of management stock of $1.2 million, and unrecovered costs of $0.6 million related to the recapitalization in December of 1995. In addition, the increase was due to a charge of $1.7 million for lease obligations on unused office and warehouse space for fiscal 1996.

Provision for income taxes for fiscal 1996 decreased by $1.4 million, to $1.3 million, from $2.7 million for fiscal 1995. The decrease is primarily attributable to lower earnings as a result of certain non-deductible expenses associated with the recapitalization in December of 1995.

Net income decreased to a loss of $0.5 million, or 0.3% of total revenue, for fiscal 1996 from net income of $2.9 million, or 2.0% of total revenue for fiscal 1995 for the reasons discussed above.

Depreciation and amortization for fiscal 1996 increased by $0.1 million to $3.7 million from $3.6 million for fiscal 1995.

EBITDA for fiscal 1996 increased by $2.7 million, or 15.5%, to $20.1 million from $17.4 million for fiscal 1995. EBITDA margin as a percentage of total revenue increased to 12.9% for fiscal 1996 from 11.1% for fiscal 1995 for the reasons stated above. See footnote (c) to "Selected Financial Data."

Liquidity and Capital Resources

Net cash provided by operating activities for the fifty two weeks ended September 26, 1997 was $1.6 million, primarily comprised of net income of $2.9 million, non-cash charges of $4.5 and an increase in income taxes payable of $1.6 million, partially offset by an increase in accounts receivable of $3.2 million, an increase in other assets of $0.6 million, an increase in inventory of $0.9 million, a decrease in accounts payable of $0.5 million and a decrease in accruals of $1.9 million.

Cash used in financing activities for the fifty two weeks ended September 26, 1997 was $2.7 primarily comprised of payments of the working capital revolver of $4.7 million partially offset by net cash proceeds from the merger.

The Company's primary use of cash in investing activities is the purchase of property and equipment. Capital expenditures in fiscal 1997 and 1996, were $1.0 million and $2.0 million, respectively. The Company expects that capital expenditure requirements will be approximately $1.8 million for fiscal 1998.

The Company's average working capital borrowings for the fiscal 1997 and 1996 years was $43.1 million and $58.4 million, respectively. The decline is due primarily to a change in the debt structure resulting from the merger. The Company's maximum working capital borrowings outstanding during such periods were $58.4 million and $64.9 million, respectively.

The Company has a $50.0 million working capital revolver, with $29.7 million of available borrowings as of September 26, 1997. The working capital revolver contains certain covenants requiring the Company to meet certain financial test including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum leverage ratio, the maintenance of a minimum net worth and a limitation on capital expenditures. The working capital revolver and the notes impose certain other restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under its working capital revolver is secured by all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

Management believes that cash flow from operations, together with other available sources of funds including the availability of borrowings under its working capital revolver will be adequate for at least the next twelve months to make required payments of principal and interest on the Company's indebtedness and to fund anticipated capital expenditures and working capital requirements. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. Debt outstanding under the working capital revolver will bear interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates.

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the three fiscal years ended September 26, 1997.

Other - Year 2000

The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1099, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operation information incorrectly. The Company has assessed and continues to assess the impact of the Year 2000 on its operations, including the development of cost estimates for, and the extent of programming changes required to address this issue. The Company believes, based upon its internal reviews and other factors, the future external and internal costs to be incurred relating to the modification of internal use software for the Year 2000 will not have a material effect on the Company, results of operations or financial position.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are listed under Item 14 in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    Part III

Item 10. Directors, Executive Officers and Key Employees of the Registrant.

The following table sets forth the names, ages as of September 26, 1997 and positions of each person who is a director, executive officer or key employee of the Company.

--------------------------------------------------------------------------------
Name                           Age    Position
--------------------------------------------------------------------------------
William Dordelman              57     Chairman of the Board and Chief Executive
                                      Officer
William Willett (1)            60     President, Chief Operating Officer and
                                      Director
Thomas Taylor                  39     Chief Financial Officer, Vice President
                                      and Director
Ricardo DeSantis               54     Vice President of Marketing
Steven Lachenmeyer             31     Vice President, Controller and Secretary
Charles Montanino              69     Vice President of Plant Operations
Kenneth Payne                  49     Vice President of Operations
Joseph Ugenti                  52     Vice President Customer Acquisition
Brian Mulvehill                40     Vice President-East Coast Division
Ronald Mel                     31     Vice President-Midwest Division
John DeMaio                    42     Vice President-Southwest Division
Joseph Billi                   33     Vice President-Northeast Division
Lawrence Scuderi               56     Vice President-Management, Development and
                                      Training
Donald Keller                  65     Director
Frederic Malek                 60     Director
Dr. Paul Stern                 58     Director
V. Frank Pottow (1)            34     Director
Daniel J. Altobello            56     Director
William Nicholson              54     Director

(1) On October 29, 1997, V. Frank Pottow resigned as Director. On November 28, 1997, William Willett resigned as Director, President and Chief Operating Officer.

William Dordelman has been Chairman of the Board and Chief Executive Officer of CPC since March 1993. Prior to joining CPC, Mr. Dordelman served as Co-Chief Executive Officer of The B. Manischewitz Company from May 1992 to March 1993. Previously, Mr. Dordelman was employed 22 years with General Foods Corporation ("General Foods"), where he was President of the Foods Products Division and Group Vice President, overseeing General Foods' six U.S. packaged food divisions.

William Willett had been President, Chief Operating Officer and Director of CPC since June 1994 until his resignation on November 28, 1997. From 1992 until 1994, Mr. Willett was principal owner and President of Brights Creek, a direct response children's clothing business. From 1987 through 1992, Mr. Willett served as Chairman and Chief Executive Officer of New Hampton, a leveraged buyout of Avon's former women's fashion catalog business. Previously, Mr. Willett was corporate Executive Vice President at Avon where he led its effort to build a mail-order fashion business. Before joining Avon, Mr. Willett was Vice President of Downe Communications and National Sales Manager for Time Telemarketing.

Thomas Taylor was appointed Vice President, Chief Financial Officer and Director in April 1996. Previously, Mr. Taylor served as Vice President of Finance and Sales Strategy at Kraft Foods for five years. Prior to joining Kraft, Mr. Taylor was Vice President and Controller of Central Soya

Company, Inc., a $2.3 billion agribusiness company, and audit manager at Price Waterhouse in Chicago.

Ricardo DeSantis was appointed Vice President of Marketing in June 1993. Previously, Mr. DeSantis was Senior Vice President of Marketing for Cigna Healthcare. From 1989 to 1991, Mr. DeSantis was President of the Consumer Division of Pendaflex Corporation. Prior to that, Mr. DeSantis was a business unit manager at General Foods.

Steven Lachenmeyer was appointed Vice President and Controller in June 1997 and Secretary in December 1997. Prior to that, Mr. Lachenmeyer was an audit manager with Arthur Andersen LLP.

Charles Montanino has been Vice President of Plant Operations since March 1987. Mr. Montanino joined CPC in April 1973 and served as plant manager from 1980 through March 1987.

Kenneth Payne joined CPC as Credit Collections Manager in August 1976. From 1981 until 1987, Mr. Payne served as Operations Manager of CPC. In 1987 Mr. Payne was elected Vice President of Operations.

Joseph Ugenti began in CPC's sales department in 1975 and was elected Vice President of Customer Acquisition in August 1991. From June 1983 to July 1991, Mr. Ugenti was Director of Telemarketing of CPC.

Brian Mulvehill has held the position of Vice President of the East Coast Division since 1991. Mr. Mulvehill began his career with CPC in 1985. From 1988 until 1991, Mr. Mulvehill served as Divisional Sales Manager. Previously, Mr. Mulvehill held the position of Sales Manager of Don Rich Industries from 1978 to 1985.

Ronald Mel was appointed Vice President of the Midwest Division in May 1997. Mr. Mel joined CPC in 1992 as branch manager. In 1994, Mr. Mel served as East Coast Divisional Trainer. From 1995 through 1997, Mr. Mel served as Divisional Manager for the Florida region.

John DeMaio has been Vice President of the Southwest Division since 1984. Mr. DeMaio joined CPC in 1982 and served as Divisional Manager of the Mid-Atlantic Area from 1982 to 1984. Previously, Mr. DeMaio served as General Sales Manager of American Frozen Foods from 1974 to 1981.

Joseph Billi was appointed Vice President of the New York/New Jersey Division in May 1997. Mr. Billi joined CPC in 1990. He held the positions of Corporate Trainer, Field Manger, Branch Sales Manager and sales representative.

Lawrence Scuderi was appointed Vice President of Management Development and Training in May 1997. Prior to that, Mr. Scuderi served as Vice President of the Midwest Division since 1993. Mr. Scuderi joined CPC in 1980 and held the position of Divisional Sales Manager from 1992 to 1993. From 1980 to 1992, Mr. Scuderi served as Branch Sales Manager and Corporate Training Director.

Donald Keller has been Vice Chairman of CPC since April 1993. Mr. Keller also serves as Chairman of Vlasic Foods. Since 1993, Mr. Keller has also served as Chairman of Mano Holdings, a holding company for The B. Manischewitz Company, and Non Executive Chairman of Prestone Products. From May 1992 to April 1993, Mr. Keller served as Co-Chief Executive Officer of The B. Manischewitz Company. From April 1989 until May 1992, Mr. Keller was a consultant and private investor. Prior to that time, Mr. Keller was President and Chief Operating Officer of Westpoint Pepperell and earlier served as Executive Vice President of General Foods.

Frederic Malek became a Director of CPC and CPH following the consummation of the Merger. Mr. Malek founded Thayer Capital Partners in 1991 and co-founded Thayer Equity Investors III, L.P. in 1995. From 1989 to 1991, Mr. Malek was President and then Vice Chairman of Northwest Airlines. Prior to that time, Mr. Malek served as President of Marriott Hotels and Resorts from 1980 through 1988. Mr. Malek currently serves as director of several publicly-traded companies, including Automatic Data Processing Corp., American Management Systems, Manor Care Inc., FPL Group and Northwest Airlines.

Dr. Paul Stern became a Director of CPC following the consummation of the Merger. Dr. Stern co-founded Thayer Equity Investors III, L.P. in 1995. Prior to that, Dr. Stern was a Special Limited Partner at Forstmann Little & Co. From 1989 until 1993, Dr. Stern served as the Chairman and Chief Executive Officer of Northern Telecom Ltd. Prior to that, Dr. Stern served as President and Chief Operating Officer of Burroughs (later Unisys) Corporation, Corporate Vice President and later President of Commercial Electronics Operations at Rockwell International Corporation and Chairman and Chief Executive Officer of Braun AG in Germany. Dr. Stern serves on the Board of Dow Chemical Company, LTV Corporation and Whirlpool Corporation.

V. Frank Pottow served as Director of CPC and CPH following the consummation of the Merger until his resignation on October 29, 1997. Mr. Pottow joined Thayer Capital Partners as a Managing Director in 1996. From 1992 through 1996, Mr. Pottow was a Principal at Odyssey Partners, L.P, a private investment partnership. Prior to joining Odyssey Partners, L.P., Mr. Pottow was an Associate with Wasserstein Perella & Co.

Daniel J. Altobello became a Director of CPC in June, 1997. He has been Chairman of the Board of Directors of Onex Food Services, Inc., the world's largest airline catering group since September 1995. From 1989 to 1995, Mr. Altobello was the Chairman and CEO of Caterair Holdings Corporation, the leveraged buyout of the In-Flite Services Division of Marriott Corporation. He is a former Executive Vice President of Marriott Corporation and President of Marriott's Airport Operations Group. Mr. Altobello currently serves as a director of American Management Systems, Inc. and Blue Cross Blue Shield of Maryland, Inc.

Willliam Nicholson became a Director of CPC in June, 1997. Mr. Nicholson has been a private investor since September 1992. Prior to that, he served for eight years as the Chief Operating Officer of Amway Corporation, the world's largest multilevel marketing company, based in Ada, Michigan. He remains an advisor to Amway Corporation's Policy Board.

Board Committees

The Board of Directors of the Company has established a compensation committee (the "Compensation Committee") and an audit committee (the "Audit Committee"). The Compensation Committee, which consists of Dr. Stern and Messrs. Malek and Nicholson determines the compensation of the Company's executive officers. The Compensation Committee will also administer the Company's Stock Option Plan (the "Option Plan"). The Audit Committee recommends the appointment of auditors and oversees the accounting and audit functions of the Company. Messrs. Keller and Altobello currently serve as members of the Audit Committee.

Item 11.  Executive Compensation

The following table sets forth certain information concerning the compensation paid or earned during fiscal 1997 by the Company's Chief Executive Officer and the four other most highly paid executive officers whose total salary and bonus exceeded $100,000 for services rendered to the Company during fiscal 1997. The Company did not maintain any long-term incentive plans nor did it grant stock appreciation rights or restricted stock awards.

                           Summary Compensation Table

                                                              Annual Compensation for Year Ended
                                                                      September 26, 1997

                                                                             Other Annual            Other
Name and Principal Position                     Salary            Bonus     Compensation(1)    Compensation(2)(3)
---------------------------                     ------            -----     ---------------    ------------------
William Dordelman ...........................  $420,000         $315,000          --                $325,000
    Chairman of the Board and Chief
    Executive Officer
William Willett .............................  $300,000         $225,000          --                $250,000
    President, Chief Operating Officer
    and Director
Ricardo DeSantis ............................  $185,000         $115,000          --                $100,000
    Vice President of Marketing
Thomas Taylor ...............................  $187,000         $ 51,000          --                $100,000
    Chief Financial Officer
    Vice-President and Director
Kenneth Payne ...............................  $129,000         $ 45,000          --                $ 30,000
    Vice President of Operations

(1) Represents perquisites and other personal benefits, if such benefit exceeds the lesser of $50,000 or 10% of the total annual salary and bonus for the executive officer.

(2) Represents amounts awarded based upon performance incentives which provided certain senior managers with a nonrecurring cash bonus earned and paid in fiscal 1997 in connection with the Merger.

(3) Amount excludes proceeds from the sale of stock as follows; $207,000 to William Dordelman, $639,000 to William Willett, $214,000 to Ricardo DeSantis, $291,000 to Thomas Taylor, and $84,000 to Kenneth Payne.

Director Compensation

Directors are reimbursed for certain expenses incurred by them in connection with attendance at meetings of the Board. Other than with respect to reimbursements for expenses, directors who are also officers of the Company do not receive compensation to serve as directors. The Company compensated non-employee directors for services provided in such capacity in the aggregate of $24,000 in fiscal 1997.

Employment Agreements

In connection with the Merger, the Company entered into employment agreements with Messrs. William Dordelman, William Willett, Thomas Taylor and Ricardo DeSantis. The employment agreements are for a one year rolling term. The employment agreements provide for (i) payment of a base annual salary of $420,000 to William Dordelman, $300,000 to William Willett, $195,000 to Thomas Taylor and $195,000 to Ricardo DeSantis; (ii) a minimum annual base salary increase to reflect the consumer price index; (iii) payment of bonuses based upon achievement of certain profitability targets of the Company; and (iv) certain fringe benefits. Each employment agreement provides that the executive may be terminated by the Company only with cause or upon payment of a full year's salary and benefits (excluding bonus) following notice of termination. Each employment agreement provides that the executive will not compete with the Company during the period of employment and for a period of two years following termination of employment for good cause and one year following termination of employment other than for good cause.

Management Equity Investment

In connection with the Merger, certain management ("Management Investors") exchanged certain of their existing shares of common stock of Holdings (valued for such purpose at the amount that would otherwise be payable for such shares in connection with the merger) and contributed cash in the aggregate amount of $2.1 million in exchange for an aggregate of 21,200 shares of common stock of CPAC. Upon consummation of the Merger, each share of common stock of CPAC was converted into one share of common stock of CPH. Pursuant to a shareholders' agreement, the Management Investors have incidental registration rights, tag-along rights, antidilution protection and in certain circumstances a mandatory redemption right, and are subject to certain restrictions on the transfer of their shares, a bring-along right and certain call provisions exercisable by CPH or Thayer.

Stock Option Plan

In connection with the Merger, the Board of Directors will adopt and the stockholders of CPH will approve the 1997 Stock Option Plan. Options of up to approximately 15% of CPH's common equity may be granted to the Company under such plan. The options will become vested based upon service or the achievement of certain performance objectives of the Company. Two-thirds of the options will become fully vested upon a change of control or other similar transaction involving CPH.

Employees' Pension Plan

Since 1976, the Company has maintained a defined contribution pension plan (the "Plan"). Employees who have completed six months of service and have reached the age of 20 1/2 are eligible to participate in the Plan. The Company contributes annually to a participant's account based upon a variable percentage of a participant's annual compensation. The Plan also permits eligible employees to make voluntary contributions within specified limits. The contributions for employees who became participants prior to January 1, 1989 are 30% vested after three years of service and the contributions for employees who become participants after January 1, 1989 are 20% vested after three years of service. Contributions become vested thereafter at a rate of 20% for each additional full year of service, until fully vested. Benefits are distributed at the time of the employee's death, disability, termination or retirement after age 55 and may be distributed in the form of an annuity or, in some circumstances, other methods of payment, such as lump sum or in installments over a fixed period. Contributions are forfeited when a participant's employment is terminated prior to full vesting under the Plan. Such forfeited amounts are used to reduce the Company's contributions to the Plan.

401(k) Plan

The Company sponsors a 401(k) Plan available for all non-union employees who have attained the age of 21 and have completed one year of service with the Company. The plan was adopted effective February 1, 1986 and was amended effective February 1, 1988 and January 1, 1989, as hereinafter described. Under the plan's qualified cash or deferred arrangement, a participant may, under an arrangement with the Company, elect to have up to 20% of their annual compensation paid to the plan on behalf of the participant, in lieu of the participant's current receipt of such compensation. In addition to the employee's contribution, the Company may, but need not, make discretionary contributions to the plan in such amounts as it determines. A participant's contributions made under the qualified cash or deferred arrangement are 100% vested at all times. For employees who became participants of the plan prior to January 1, 1989, discretionary contributions made under the plan are 20% vested after three years of service. Discretionary contributions become vested thereafter at the rate of 20% for each additional full year of service, until 100% vested. Benefits are payable upon a participant's termination of employment for any reason, in the form of one lump sum payment or in installments extending over a fixed period of years, depending upon the employee's election.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

All of the Company's issued and outstanding capital stock is owned by CPH. The issued and outstanding capital stock of each of the Company's subsidiaries is owned by the Company. The table sets forth, as of September 26, 1997, the Common Stock of CPH owned beneficially or of record (i) by any person in an amount in excess of five percent of such Common Stock; (ii) by each director of the Company who is a shareholder; (iii) by each executive officer of the Company; and (iv) by all directors and executive officers of the Company as a group. In addition, Thayer owns 100% of CPH's 10,000 outstanding shares of 15% payable-in-kind redeemable preferred stock, par value $0.01 per share.

                                                     Number of    Percentage of
                                                     Shares of      Outstanding
                                               Common Stock of  Common Stock of
Name and Address of Beneficial Owner                 CPH(1)(3)       CPH (1)(3)
------------------------------------                 ---------       ----------
Thayer Equity Investors III, L.P. (2)            128,800(3)(4)            85.9%
1455 Pennsylvania Avenue N.W.
Washington, D.C. 20004

William Dordelman                                       10,000             6.7%
Colorado Prime Corporation
One Michael Avenue
Farmingdale, NY   11735

William Willett                                          5,000             3.3%
Colorado Prime Corporation
One Michael Avenue
Farmingdale, NY   11735

Thomas Taylor                                            2,300             1.5%
Colorado Prime Corporation
One Michael Avenue
Farmingdale, NY   11735

Ricardo DeSantis                                         1,650             1.1%
Colorado Prime Corporation
One Michael Avenue
Farmingdale, NY   11735

Other Executive Officers                                 2,250             1.5%

All directors and executive officers as a            21,200(2)            14.1%
group (2)

(1) Excludes 19,608 shares of CPH Common Stock that may be acquired upon the exercise of warrants which represent 10% of CPH Common Stock on a fully-diluted basis (without taking into account shares of CPH Common Stock which will be subject to CPH's 1997 Stock Option Plan).

(2) Thayer Equity Investors III, L.P. is a Delaware limited partnership whose general partner is TC Equity Partners, L.L.C. ("TC Equity Partners"). The members of TC Equity Partners are Fredric Malek, Dr. Paul Stern and Rick Rickertsen. Mr. Malek and Dr. Stern are directors of CPC and may be deemed to be the beneficial owners of the shares of CPH Common Stock owned and controlled by Thayer. Mr. Malek and Dr. Stern disclaim beneficial ownership of such shares.

(3) Excludes 26,471 shares of CPH Common Stock that may be acquired upon the exercise of warrants held by Thayer, which represent 13.5% of CPH Common Stock on a fully-diluted basis (without taking into account shares of CPH Common Stock which will be subject to CPH's 1997 Stock Option Plan).

(4) Includes shares of CPH Common Stock owned by TC Co-Investors, LLC ("Co-Investors"). Co-Investors is a Delaware limited liability which is controlled by TC Equity Partners.

Item 13. Certain Relationships and Related Transactions

Management advisory and Transaction Fees

In connection with the Merger, the Company paid a transaction fee of $1.4 million to TC Management L.L.C. ("TC Management"), an affiliate of Thayer, in consideration for services in arranging the financing for the Merger.

In May, 1997 following the consummation of the Merger, the Company and TC Management entered into a management and consulting agreement pursuant to which TC Management will provide management advisory and consulting services to the Company for which it will receive a payment of $0.5 million plus expenses annually.

The Company believes that the management advisory and transaction fees paid or to be paid to TC Management are comparable to fees that would be paid to unaffiliated third parties for similar services.

Management Equity Incentive Plan

In January 1995, the Company implemented an equity incentive plan to provide a performance incentive to the Company's management. An aggregate of approximately 747,000 shares of Class A, Class B and Class C management Common Stock of Holdings ("Management Stock") were purchased by certain members of management, including Messrs. Dordelman, Willett, DeSantis and Taylor. All outstanding shares of Management Stock were redeemed in connection with the closing of the Merger for an aggregate consideration of approximately $7.3 million of which approximately $2.1 million was reinvested in CPAC as discussed below.

Equity Contribution of CPAC

In connection with and immediately prior to the Merger, Thayer contributed cash in the amount of $22.9 million in exchange for 128,800 shares of common stock, $0.01 par value per share, of CPAC, 10,000 shares of 15% payable-in-kind redeemable preferred stock, $0.01 par value per share, of CPAC and warrants to purchase 26,471 common shares of CPAC at an exercise price of $0.01 per share. Certain senior managers of CPC including Messrs. Dordelman, Willett, Taylor and DeSantis exchanged certain of their existing common shares of Holdings (valued for such purpose at the amount that would otherwise be payable for such shares in connection with the merger) and contributed cash in the aggregate amount of $2.1 million in exchange for an aggregate of 21,200 shares of common stock of CPAC.

Shareholders' Agreement

In connection with the Merger, Thayer, CPH and the Management Investors entered into a shareholders agreement which provides the Management Investors with incidental registration rights, tag-along rights, antidilution protection and in certain circumstances mandatory redemption rights. The Management Investors are subject to a bring-along right and certain call provisions exercisable by CPH or Thayer.

                             Part IV

Item 14.  Exhibits, Financial Statements and Reports on Form 10-K

a. (1)-(2) Financial Statements:

      The Financial Statements and Schedules listed in the accompanying index to Consolidated Financial Statements and Supplemental Data on page F-1 are filed as part of this report.

(b) Reports on Form 8-K:

None.

(c) Exhibits:

See Index to Exhibits on page E-1.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly insured this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           Colorado Prime Corporation

Date:  December 18, 1997

                                           By:________________________________
                                               Thomas S. Taylor
                                               Chief Financial Officer
                                               Vice President and Director
                                               (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signatures                  Title                             Date
     ----------                  -----                             ----

____________________  *Chief Executive Officer and          December 18, 1997
William F. Dordelman   Chairman of the Board
                       (Principal Executive Officer)

____________________   Chief Financial Officer, Vice        December 18, 1997
Thomas S. Taylor       President and Director
                       (Principal Accounting Officer)

____________________  *Director                             December 18, 1997
Donald Keller

____________________  *Director                             December 18, 1997
Frederic Malek

____________________  *Director                             December 18, 1997
Dr. Paul Stern

____________________  *Director                             December 18, 1997
Daniel J. Altobello

____________________  *Director                             December 18, 1997
William Nicholson

*By:_________________  _____ Attorney-in-Fact
   Thomas S. Taylor

                   Colorado Prime Corporation and Subsidiaries
                   Index to Consolidated Financial Statements
                              and Supplemental Data

The following financial statements of the registrant and its subsidiaries required to be included in Item 14. (a) (1) and (2) of Form 10-K are listed below:

Report of Independent Public Accountants.

Consolidated Balance Sheet as of September 26, 1997.

Statement of Consolidated Operations for the twenty week period ended September 26, 1997.

Statement of Consolidated Stockholder's Equity for the twenty week period ended September 26, 1997.

Statement of Consolidated Cash Flows for the twenty week period ended September 26, 1997.

Notes to Consolidated Financial Statements.

Report of Independent Public Accountants.

Consolidated Balance Sheet as of September 27, 1996.

Statements of Consolidated Operations for the thirty-two week period ended May 9, 1997 and the years ended September 27, 1996 and September 29, 1995.

Statements of Consolidated Stockholder's Equity for the thirty-two week period ended May 9, 1997 and the years ended September 27, 1996 and September 29, 1995.

Statements of Consolidated Cash Flows for the thirty-two week period ended May 9, 1997 and the years ended September 27, 1996 and September 29, 1995.

Notes to Consolidated Financial Statements.

Report of Independent Public Accountants on Schedules.

Schedule II for the twenty weeks ended September 26, 1997.

Report of Independent Public Accountants on Schedules.

Schedule II for the thirty-two weeks ended May 9, 1997 and the years September 27, 1996 and September 29, 1995.

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Colorado Prime Corporation:

We have audited the accompanying consolidated balance sheet of Colorado Prime Corporation (a Delaware corporation) and subsidiaries as of September 26, 1997, and the related statements of consolidated operations, stockholder's equity and cash flows for the twenty week period ended September 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Prime Corporation and Subsidiaries as of September 26, 1997, and the results of their operations and their cash flows for the twenty week period then ended in conformity with generally accepted accounting principles.


Melville, New York
November 26, 1997

                   Colorado Prime Corporation and Subsidiaries

                           Consolidated Balance Sheet
                             (Dollars in Thousands)

                                                                   September 26,
                                                                       1997
                                                                       ----

Assets
Current assets:
    Cash                                                              $     972
    Accounts receivable - net                                            57,482
    Inventories - net                                                     4,538
    Prepaid expenses and other current assets                             1,399
    Refundable income taxes                                               2,483
    Deferred income tax benefit                                           6,992
                                                                      ---------
        Total current assets                                             73,866
                                                                      ---------
Property, plant and equipment - net                                       5,905
                                                                      ---------
Noncurrent accounts receivable - net                                     36,503
                                                                      ---------
Goodwill-net                                                             44,744
                                                                      ---------
Other assets - net                                                        8,755
                                                                      ---------
        Total assets                                                  $ 169,773
                                                                      =========
Liabilities and Stockholder's Equity Current liabilities:
    Accounts payable                                                  $   5,998
    Accrued expenses                                                     15,191
    Income and other taxes payable                                        1,184
    Current portion of capital lease obligations                            258
                                                                      ---------
        Total current liabilities                                        22,631
                                                                      ---------
Revolver                                                                 20,339
                                                                      ---------
Senior unsecured notes, net of discount                                  98,059
                                                                      ---------
Long-term portion of capital lease obligations                               19
                                                                      ---------
Other liabilities                                                         3,100
                                                                      ---------
Commitments and contingent liabilities (Note 13)

Stockholder's equity:
   Common stock--par value, $.01, per share;
      1,000 shares authorized, issued
         and outstanding                                                     --
    Paid-in capital                                                      25,873
    Accumulated deficit                                                    (248)
                                                                      ---------
        Total stockholder's equity                                       25,625
        Total liabilities and stockholder's equity                    $ 169,773
                                                                      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                      Statement of Consolidated Operations
                             (Dollars in Thousands)


                                                                    20 Weeks
                                                                      Ended
                                                                   September 26,
                                                                       1997
                                                                       ----

Product sales                                                          $ 54,407
Finance income earned                                                     5,600
                                                                       --------

    Total revenue                                                        60,007
Cost of goods sold                                                       21,195
                                                                       --------

    Gross profit                                                         38,812
                                                                       --------

Other costs and expenses:
Selling, general and                                                     31,923
    administrative
Amortization of goodwill                                                    540
Interest expense                                                          6,222
Other expense                                                               245
                                                                       --------

    Total costs and expenses                                             38,930
                                                                       --------

    Loss before provision
        for income taxes                                                   (118)
Provision for income taxes                                                  130
                                                                       --------
    Net loss                                                           $   (248)
                                                                       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                 Statement of Consolidated Stockholder's Equity
                           For the twenty weeks ended
                               September 26, 1997
                             (Dollars in Thousands)

                                 Common Stock
                                 ------------
                             Number of                                                  Total
                           Outstanding    Dollar       Paid-in  Accumulated     Stockholder's
                                Shares    Amount       Capital      Deficit            Equity
                                ------    ------       -------      -------            ------
Balance at May 9, 1997           1,000  $     --    $   25,873    $      --        $   25,873
Net loss for the twenty
weeks ended September
26, 1997                                                                (248)            (248)
                                ------  ---------  -----------    ----------       ----------
Balance at September 26,
1997                             1,000  $      --   $   25,873    $     (248)      $   25,625
                                ======  =========  ===========    ==========       ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                      Statement of Consolidated Cash Flows
                             (Dollars in Thousands)

                                                              Twenty weeks ended
                                                              September 26, 1997
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $   (248)

Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                         2,043
    Deferred income taxes                                                  (706)
    Provision for doubtful accounts                                       3,017
    Change in operating assets and liabilities:
        Accounts receivable                                              (3,057)
        Inventories                                                        (153)
        Prepaid expenses and other current assets                          (102)
        Other assets                                                       (518)
        Accounts payable                                                  1,082
        Accrued expenses                                                 (1,705)
        Income and other taxes payable                                      183
        Other liabilities                                                  (235)
                                                                       --------
Total adjustments                                                          (151)
                                                                       --------

Net cash used in operating activities                                      (399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property, plant and equipment                               (409)
Net assets acquired                                                      (2,352)
                                                                       --------
Net cash used in investing activities                                    (2,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolver                                                    (3,661)
Decrease in capital lease obligation                                       (103)
Net proceeds from senior unsecured notes                                 87,566
Proceeds from issuance of revolver                                       24,000
Capital contribution from parent                                         25,873
Repayment of note payable                                               (58,707)
Repayment of senior notes                                               (43,260)
Distribution to former shareholders                                     (33,120)
                                                                       --------
Cash used in financing activities                                        (1,412)

NET DECREASE IN CASH                                                     (4,572)

CASH, BEGINNING OF PERIOD                                                 5,544
                                                                       --------
CASH, END OF PERIOD                                                    $    972
                                                                       ========

Supplemental Cash Flow Data

Income tax payments totaled approximately $13 for the twenty weeks ended September 26, 1997.

Interest payments totaled approximately $630 for the twenty weeks ended September 26, 1997.

   The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

1. Company Background

Colorado Prime (the "Company") is a wholly owned subsidiary of Colorado Prime Holdings, Inc., formally KPC Holdings Corporation. Pursuant to the merger agreement dated March 25, 1997, between the Company's then parent corporation, KPC Holdings Corporation ("Holdings") and Thayer Equity Investors III, L.P., a private equity investment limited partnership ("Thayer"), Colorado Prime Acquisition Corp., a transitory acquisition subsidiary established by Thayer prior to the consummation of the merger, merged with and into Holdings, following which Holdings was the surviving corporation and was renamed Colorado Prime Holdings Inc. ("CPH"). The Company is a leading direct marketer of high quality, value-added food programs and products related to in home dining and entertainment.

As a result of the transaction above, a new basis of accounting under the "push down" method was adopted effective May 9, 1997. Under this method, the assets and liabilities of the Company were revalued to reflect CPH's new cost basis in the Company, which is based on the fair values of such assets and liabilities on May 9, 1997. Financial data for the period subsequent to May 9, 1997 reflect the adoption of this new basis of accounting and, accordingly, may not be comparable with the data presented, which includes the period prior to May 9, 1997.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue on the sale of food, appliances and accessories at the time of delivery and on finance charges earned under the effective interest method.

Company's Year End

The Company's fiscal year ends on the last Friday of September. The financial statements through September 26, 1997 include only the twenty week period subsequent to the merger on May 9, 1997.

Principles of Consolidation

The consolidated financial statements include the accounts of the "Company" and its wholly-owned subsidiaries; Kal-Mar Properties Corp. ("Kal-Mar"), Concord Financial Services, Inc. ("Concord") and Prime Foods Development Corporation ("Prime"). Intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

At September 26, 1997 the recorded and estimated fair values of the Company's financial instruments are as follows:
                                                                     Estimated
                                                     Recorded        Fair Value
                                                     --------        ----------
Accounts receivable-net                                 57,482        57,482(a)
Noncurrent accounts receivable-net                      36,503        36,503(a)
Revolver                                                20,339        20,339(b)
Senior unsecured notes, net of discount                 98,059        98,059(b)
Interest rate cap                                           --            71(c)

(a) Based on the Company's credit policies and the terms of its receivables, management believes that the fair value of the Company's receivables approximates the recorded amounts. Since these receivables arise solely in connection with the sale of the Company's products and are an integral part of the Company's marketing program, it is not practical to obtain an appraisal.

(b) Based on terms of the Company's debt instruments as compared to credit market conditions at September 26, 1997, management believes that the carrying value of its debt instruments approximates its fair value.

(c) Based on dealer's quotation of the approximate cost to exit the interest rate cap arrangement.

Accounts Receivable

The term of accounts receivable related to food sales is less than one year. The term of accounts receivable related to appliance sales is generally greater than one year. As a result, the financial statements reflect a current and noncurrent portion of these accounts receivable. The Company's customers are families and individuals located throughout the United States, resulting in no significant concentration of credit risk. Management closely monitors the aging of the accounts receivable balances and reserves for account balances and discontinues the accrual of finance charges on accounts based upon pre-established criteria.

Inventories

Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization (Note 6). Depreciation and amortization are computed using primarily the straight-line method over the estimated useful lives of the related assets or the life of the related leases, if less, as follows:

           Buildings                                         17-25 years
           Assets under capital leases                        5-14 years
           Machinery and equipment                             5-8 years
           Software                                              7 years
           Furniture and fixtures                              5-8 years
           Delivery equipment                                  4-8 years
           Automobiles                                           4 years
           Leasehold improvements                             5-19 years

Goodwill

Goodwill is amortized using the straight-line method over a period of thirty years. At September 26, 1997, goodwill is shown net of accumulated amortization of $540. Goodwill is reviewed for impairment based upon estimated undiscounted future cash flows from operations.

Long-lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The adoption of SFAS No. 121, in fiscal 1997 did not have a material effect on the Company's results of operations, cash flows or financial position.

Income Taxes

The Company files its Federal income tax return on a consolidated basis, while separate state and local income tax returns are filed for each company that is part of the consolidated group (except for New York State, for which a combined tax return is filed).

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are recognized using a liability approach whereby deferred tax assets and liabilities are computed for temporary differences between taxable income for financial reporting and income tax purposes, measured by the enacted rates that will be in effect when those differences reverse (Note 11).

Stock-Based Compensation

The Company currently does not have any stock options plans in place, however CPH will adopt a stock option plan. When the options are granted, the Company will comply with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), by continuing to apply the provisions of Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees", while providing the required pro forma disclosures as if the fair value method had been applied.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.  Merger

On May 9, 1997, Holdings was acquired by Thayer for approximately $149,000. The purchase price was financed through the issuance of approximately $124,000 of long-term debt and approximately $25,000 of contributed capital. The proceeds were used to repay the existing debt, repay the shareholders of Holdings and pay merger related fees and expenses. The purchase price exceeded the fair value of the net assets acquired by approximately $45,000, which is recorded as goodwill and is being amortized over 30 years. The following unaudited pro forma information has been prepared assuming the merger had occurred at the beginning of fiscal 1996. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates. In addition, the pro forma information is not intended to be a projection of future results.

                                                           Fiscal Year
                                                           -----------
                                                         1997       1996
                                                         ----       ----
Interest expense                                        $15,392    $15,392
Amortization of goodwill                                  1,405      1,411
Net income (loss)                                           644     (4,494)

4.  Accounts receivable

Accounts receivable at September 26, 1997 consisted of the following:

Short-term food receivables                                             $ 28,353
Appliance and accessories receivables                                     73,168
                                                                        --------
                    Total accounts receivable                            101,521
Less:  Allowance for doubtful accounts                                     7,536
                                                                        --------
                    Accounts receivable-net                               93,985
Noncurrent accounts receivable                                            36,503
                                                                        --------
Current accounts receivable                                             $ 57,482
                                                                        ========

5.  Inventories

Inventories, net of allowance for slow moving, excess and obsolete inventory of $319 at September 26, 1997, consisted of the following:

Food                                                                      $2,635
Appliances, tableware, entertainment products and cookware                 1,903
                                                                          ------
                    Total                                                 $4,538
                                                                          ======

6.  Property, Plant and Equipment

Property, plant and equipment at September 26, 1997 consisted of the following:

Land                                                                      $  603
Buildings                                                                    608
Assets under capital leases                                                  488
Machinery and equipment                                                      713
Software                                                                     337
Furniture and fixtures                                                     3,059
Delivery equipment                                                           782
Automobiles                                                                   70
Leasehold improvements                                                       313
                                                                          ------
                    Total                                                  6,973
                                                                          ------
Less:  accumulated depreciation and amortization                           1,068
                                                                          ------
Property, plant and equipment-net                                         $5,905
                                                                          ======

7.  Accrued Expenses

Accrued expenses at September 26, 1997 consisted of the following:

Payroll                                                                  $ 2,113
Interest                                                                   4,934
Other                                                                      8,144
                                                                         -------
    Total                                                                $15,191
                                                                         =======

8. Revolver

In connection with the merger discussed in Note 1, the Company entered into a credit agreement (the "Credit Agreement") with Dresdner Bank AG, as agent, and certain other financial institutions. The Credit Agreement provides for a working capital revolver (the "Working Capital Revolver") of $50,000 and has a final maturity date of April 30, 2002.

The obligations of the Company under the Credit Agreement are guaranteed by CPH. Each of the Company's subsidiaries were also required to issue a guarantee under the Credit Agreement, which is secured by first priority perfected security interests in all the assets of such subsidiary, and CPC pledged the issued and outstanding capital stock of each such subsidiary owned by CPC to secure indebtedness under the Credit Agreement.

Under the Working Capital Revolver, CPC is entitled to draw amounts subject to availability pursuant to a borrowing base requirement in order to meet the Company's working capital requirements. The borrowing base consists of the sum of certain percentages of (i) eligible food-related and non-food-related accounts receivable (as defined in the Credit Agreement) and (ii) eligible inventory (as defined in the Credit Agreement).

The Working Capital Revolver accrues interest at the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement) plus, in each case, the applicable margin. The applicable margin will vary over the term of the Credit Agreement based on the Company's achievement of specified financial ratios. As of September 26, 1997 the weighted average rate of interest was approximately 7.6%.

The Credit Agreement provides that the Working Capital Revolver will impose certain covenants and other requirements on the Company. The Credit Agreement requires the Company to meet certain financial tests including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum leverage ratio, the maintenance of a minimum net worth and a limitation on capital expenditures.

As of September 26, 1997, the Company had drawn $20,300 against the Working Capital Revolver and had $29,700 in available borrowings. The Credit Agreement provides that the Company will pay various fees including fees on the unused portion of the Working Capital Revolver at an annual rate determined pursuant to the Credit Agreement. For the twenty weeks ended September 26, 1997, the Company paid $620 in interest and fees.

In connection with the Credit Agreement, the Company incurred approximately $1,500 of debt issuance costs, which will be amortized over the life of the Credit Agreement (5 years).

The Company has entered into an interest rate cap agreement with a bank covering $55,627 of notional principal. The interest rate cap agreement extends for a term of 30 months from the date of execution and provided coverage when the 30 day rate for commercial paper (as published by the Federal Reserve Schedule H.15) exceeds 6.5%. The Company utilizes a contingent premium instrument to execute the cap which provides for fixed monthly payments if the rate exceeds 6.5% during the term of the agreement. The cap had not been utilized as of September 26, 1997.

9. Senior Unsecured Notes

In connection with the merger discussed in Note 1, the Company issued $100,000 of Senior Unsecured Notes (the "Notes"), which bear interest at 12.5% and mature in 2004. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1997. The Notes are redeemable at the option of the Company, in whole or in part at any time on or after May 1, 2002. The redemption price will be equal to 106.250% of the principal amount of the Notes together with accrued and unpaid interest at any time on or after May 1, 2002 and prior to May 1, 2003 and the redemption price will be equal to 103.125% of the principal amount of the Notes together with accrued and unpaid interest on or after May 1, 2003. In addition, prior to May 1, 2000, the Company may redeem up to 35 % of the aggregate principal amount of the Notes with the net cash proceeds received by the Company or its parent corporation from one or more offerings of capital stock (other than Disqualified Stock, as defined) at a redemption price of 112.50% of the principal amount thereof plus accrued and unpaid interest provided, however, that at least $65,000 in aggregate principal amount remains after such redemption.

In connection with the issuance of the Notes, the Company incurred approximately $4,800 of debt issuance costs, which will be amortized over the life of the Notes (7 years).

The Notes were issued at a discount of approximately $2,000, which is being accreted using the effective interest method over the life of the Notes. The Notes were issued in units of $1 which consisted of a principal amount senior notes and one warrant to purchase .19608 shares of common stock of Holdings. Based on an estimate of the fair market value of a warrant, $979.87 of the issue price of a unit was allocated to the note and $8.73 was allocated to the warrant, the aggregate value of which is part of the discount which is being accreted. For the 20 weeks ended September 26, 1997, $72 of discount had been accreted.

The Notes impose certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities.

The Notes are guaranteed on a senior unsecured basis by all existing subsidiaries (there are no non-guarantor subsidiaries) and any future U.S. subsidiaries of the Company. The guarantees of the subsidiaries are full, unconditional, joint and several. Summary financial data for Kal-Mar, Concord and Prime are as follows:


                                                     September 26, 1997
                                             Kal-Mar       Concord        Prime
                                             -------       -------        -----
Current assets                                 $ 14        $62,654        $  12
Non-current assets                              811         36,624            0
Current liabilities                              86          2,757            1
Non-current liabilities                          --         93,062          710
                                               ----        -------        -----
Net assets (liabilities)                       $739        $ 3,459        $(699)
                                               ====        =======        =====

                                                 For the twenty weeks ended
                                                     September 26, 1997
                                             Kal-Mar        Concord        Prime
                                             -------        -------        -----
Net revenues                                  $67           $20,196        $   0
Gross profit                                   67            20,196            0
Net income                                     23             6,002            0

Separate financial statements of the Company's subsidiaries are not presented, as the Company's management has determined that (i) the data presented above provides meaningful information (ii) the data in separate financial statements other than that presented above would not be material to the investors of the Notes.

10. Pension Plan

The Company maintains a defined contribution pension plan (the "Plan"). Employees who have completed six months of service and have reached the entry age (twenty and one-half years) are eligible to participate in the Plan. The Plan provides for 100 percent vesting after seven years of service. The Plan requires the Company to make annual contributions based upon a variable percentage of the participant's annual compensation. Forfeitures are created when participants terminate employment before becoming entitled to their full benefits under the Plan. Such forfeited amounts are used to reduce the Company's contributions to the Plan. In addition, the Plan allows for eligible employees to make voluntary contributions within specified limits. Pension expense under the Plan was approximately $394 for the twenty weeks ended September 26, 1997.

11.  Income Taxes

The provision for income taxes for the twenty weeks ended September 26, 1997 is comprised of the following:

Current:                                                                  $ 692
    Federal                                                                 144
                                                                          -----
    State                                                                   836
                                                                          -----

Deferred:
    Federal                                                                (578)
    State                                                                  (128)
                                                                          -----
                                                                           (706)
                                                                          -----
Total                                                                     $ 130
                                                                          =====

Significant components of deferred income tax assets and liabilities as of September 26, 1997 are as follows:

Deferred tax assets:
    Allowance for doubtful accounts                                     $ 2,910
    Inventory                                                               126
    Accrued interest                                                        642
    Accrued expenses and other, net                                       3,755
                                                                        -------
                                                                          7,433
Deferred tax liabilities:
    Depreciation                                                           (441)
                                                                        -------
Net deferred tax asset                                                  $ 6,992
                                                                        =======

A reconciliation between the federal statutory tax rate and the effective rate for the twenty weeks ended September 26, 1997 is as follows:

Federal income tax provision at U.S.                                     (34.0%)
    statutory rate
State income taxes, net of federal benefit                                 9.1
Nondeductible goodwill amortization                                      138.9
Meals and entertainment                                                   15.2
All other, net                                                            29.1
                                                                        ------
Provision for income taxes                                              100.10%
                                                                        ======

The refundable income taxes reflected in the accompanying balance sheet as of September 26, 1997 are attributable to interest related to the accelerated repayment of debt.

12. Capital Lease Obligations

The Company has entered into agreements to lease a building and certain equipment from non-related parties. These leases are accounted for as capital leases. The future minimum lease payments, under these capital leases, and the present value of the future minimum lease payments as of September 26, 1997, are as follows:

Fiscal Years Ending September,

1998                                                                        $291
1999                                                                          16
2000                                                                           7
                                                                            ----
Total future minimum lease payments                                          314
Less:  amount representing interest                                           37
                                                                            ----
Present value of future minimum lease payments
(including $258 payable currently)                                          $277
                                                                            ====

There were no assets acquired under capital leases during the twenty weeks ended September 26, 1997. Accumulated amortization related to the assets classified as capital leases was $371 at September 26, 1997.

13.  Commitments and Contingent Liabilities

Future minimum operating lease payments at September 26, 1997 are as follows:

Fiscal Years Ending September,

1998                                   $3,019
1999                                    2,479
2000                                    1,823
2001                                    1,278
2002                                      786
Thereafter                              1,332

Rent expense for the twenty weeks ended September 26, 1997 was $1,217.

The Company entered into employment agreements with certain senior executives, which provide for aggregate base annual salary of $1,110 plus performance based incentives. The agreements are for one year rolling terms and are renewable.

The Company has entered into a lease agreement for its new corporate headquarters in Farmingdale, N.Y. and expects to occupy the new facility in fiscal 1998, concurrent with the expiration of the existing headquarters lease.

The Company is involved in various legal matters involving claims and counterclaims arising from the ordinary course of business. In management's opinion, any unfavorable outcome associated with these matters would not have a material adverse effect on the Company's financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Colorado Prime Corporation:

We have audited the accompanying consolidated balance sheet of Colorado Prime Corporation (a Delaware corporation) and subsidiaries as of September 27, 1996, and the related statements of consolidated operations, stockholder's equity and cash flows for the thirty-two week period ended May 9, 1997 and the fiscal years ended September 27, 1996 and September 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Prime Corporation and Subsidiaries as of September 27, 1996, and the results of their operations and their cash flows for the thirty-two week period ended May 9, 1997 and the fiscal years ended September 27, 1996 and September 29, 1995 in conformity with generally accepted accounting principles.


Melville, New York
November 26, 1997

                   Colorado Prime Corporation and Subsidiaries

                           Consolidated Balance Sheet
                             (Dollars in Thousands)

                                                              September 27, 1996
                                                              ------------------
Assets
Current assets:
    Cash                                                              $   1,716
    Accounts receivable - net                                            56,773
    Inventories-net                                                       3,638
    Prepaid expenses and other current assets                             1,665
    Deferred income tax benefit                                           4,429
                                                                      ---------
        Total current assets                                             68,221
                                                                      ---------
Property, plant and equipment - net                                       7,240
                                                                      ---------
Noncurrent accounts receivable-net                                       33,416
                                                                      ---------
Goodwill-net                                                             38,414
                                                                      ---------
Other assets-net                                                          3,493
                                                                      ---------
        Total assets                                                  $ 150,784
                                                                      =========
Liabilities and Stockholder's Equity Current liabilities:
    Accounts payable                                                  $   6,651
    Accrued expenses                                                      7,135
    Income and other taxes payable                                        1,172
    Current portion of capital lease obligations                            361
        Total current liabilities                                        15,319
                                                                      ---------
Note Payable                                                             58,343
                                                                      ---------
Senior notes payable                                                     34,560
                                                                      ---------
Long-term portion of capital lease obligations                              277
                                                                      ---------
Other liabilities                                                         1,616
                                                                      ---------

Commitments and contingent liabilities (Note 13)
Stockholder's equity:
    Common stock-par value, $.01, per share;
        1,000 shares authorized, issued
            and outstanding
    Paid-in capital                                                      51,291
    Accumulated deficit                                                 (10,622)
                                                                      ---------
        Total stockholder's equity                                       40,669
                                                                      ---------
        Total Liabilities and Stockholder's equity                    $ 150,784
                                                                      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                      Statements of Consolidated Operations
                             (Dollars in Thousands)

                                                        Fiscal Year Ended
                                  32 weeks ended    September 27, September 29,
                                     May 9, 1997        1996          1995
                                     -----------        ----          ----

Product sales                            $85,510     $ 142,651      $144,966
Finance income earned                      8,637        12,792        11,524
                                         -------     ---------      --------

    Total revenue                         94,147       155,443       156,490
Cost of goods sold                        32,949        56,387        59,906
                                         -------     ---------      --------

    Gross profit                          61,198        99,056        96,584
                                         -------     ---------      --------

Other costs and expenses:
Selling, general and
    administrative                        48,749        80,901        80,988
Amortization of goodwill                     713         1,164         1,164
Interest expense                           5,713         9,130         8,017
Other expense                                426         7,089           767
                                         -------     ---------      --------

    Total costs and expenses              55,601        98,284        90,936
                                         -------     ---------      --------

    Income before provision
    for income taxes                       5,597           772         5,648
Provision for income taxes                 2,414         1,262         2,738
                                         -------     ---------      --------

    Net income (loss)                    $ 3,183     $    (490)     $  2,910
                                         =======     =========      ========

    The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                 Statements of Consolidated Stockholder's Equity
                           For the fiscal years ended
    September 29, 1995 and September 27, 1996 and the thirty-two weeks ended
                                  May 9, 1997
                             (Dollars in Thousands)

                                       Common Stock
                                  -----------------------

                                    Number of                                         Total
                                  Outstanding      Dollar     Paid-in    Accumulated  Stockholder's
                                       Shares      Amount     Capital    Deficit      Equity
                                       ------      ------     -------    -------      ------
Balance at September 30, 1994           1,000     $    --     $54,964    $(11,358)    $ 43,606
Reversal of prior year accrued
dividend                                                                      906          906
Payment of dividend to Holdings                                            (2,400)      (2,400)
Accrued dividend                                                             (900)        (900)
Capital contribution from Holdings                                156                      156
Net income                                                                  2,910        2,910
                                       ------     -------     -------    --------     --------

Balance at September 29, 1995           1,000          --      55,120     (10,842)      44,278
Reversal of prior year accrued
dividend                                                                      900          900
Payment of dividend to Holdings                                              (190)        (190)
Net return of capital to Holdings                              (3,829)                  (3,829)
Net loss                                                                     (490)        (490)
                                       ------     -------     -------    --------     --------

Balance at September 27, 1996           1,000          --      51,291     (10,622)      40,669
Net income                                                                  3,183        3,183
                                       ------     -------     -------    --------     --------
Balance at May 9, 1997                  1,000     $    --     $51,291    $ (7,439)    $ 43,852
                                       ======     =======     =======    ========     ========

    The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                      Statements of Consolidated Cash Flows
                             (Dollars in Thousands)

                                                             Fiscal Year Ended
                                                 32 Weeks
                                                    ended  September   September
                                              May 9, 1997   27, 1996   29, 1995
                                              -----------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $ 3,183   $   (490)  $  2,910
                                                  -------   --------   --------
Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
        operating activities:
Depreciation and amortization                       1,992      3,661      3,598
Amortization of deferred loan costs                   300        611        476
Deferred income taxes                                 845       (337)      (237)
Provision for doubtful accounts                     3,073      5,280      4,596
Change in operating assets and liabilities:
    Accounts receivable                            (6,225)   (11,554)   (12,951)
    Inventories-net                                  (747)       587     (1,054)
    Prepaid expenses and other current assets         (77)      (274)       838
    Other assets                                      (33)       232        247
    Accounts payable                               (1,560)       909        961
    Accrued expenses                                 (232)      (859)       682
    Other liabilities                                  37        869     (1,017)
    Income and other taxes payable                  1,407       (906)       819
                                                  -------   --------   --------
Total adjustments                                  (1,220)    (1,781)    (3,042)
                                                  -------   --------   --------
Net cash provided by (used in) operating
    activities                                      1,963     (2,271)      (132)
                                                  -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investments in property,
plant and equipment                                  (580)    (1,958)    (2,534)
                                                  -------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase  in notes payable              (1,051)     2,426      5,784
Decrease in capital lease obligations                (258)      (547)      (579)
Decrease in loan payable to affiliate                  --    (25,000)        --
Issuance of senior notes payable                       --     34,508         --
Payment of dividend                                    --       (190)    (2,400)
Payment of fees related to debt refinancing            --     (3,253)        --
Net return of capital to Holdings                      --     (3,829)       156
                                                  -------   --------   --------
Net cash (used in) provided by financing           (1,309)     4,115      2,961
activities
NET INCREASE (DECREASE) IN CASH                        74       (114)       295
CASH, BEGINNING OF PERIOD                           1,716      1,830      1,535
                                                  -------   --------   --------
CASH, END OF PERIOD                               $ 1,790   $  1,716   $  1,830
                                                  =======   ========   ========

Supplemental Disclosure of Cash Flow Information

Income tax payments totaled approximately $496, $2,490 and $2,045 for the thirty-two weeks ended May 9, 1997 and fiscal years 1996 and 1995, respectively.

Interest payments totaled approximately $5,534, $9,138 and $6,056 for the thirty-two weeks ended May 9, 1997 and fiscal years 1996 and 1995, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

1. Company Background

Colorado Prime Corporation (the "Company") is a wholly owned subsidiary of KPC Holdings Corporation ("Holdings"). Holdings is owned by KPC Acquisition Co. L.P., a partnership which includes Kohlberg Associates L.P. ("Kohlberg") as the general and controlling partner. The Company is a leading direct marketer of high quality, value-added food programs and products related to in-home dining and entertainment.

The accompanying consolidated financial statements give effect to the acquisition of Holdings by Kohlberg in 1989. The excess of the aggregate purchase price over the fair value of the net assets acquired, after recording purchase adjustments to adjust the carrying value of the Company's assets and liabilities to fair value (substantially related to fixed assets and deferred income taxes), was recorded as goodwill.

Effective May 9,1997, the Company was acquired by Thayer Equity Investors III, L.P., in a transaction that resulted in a new basis of accounting.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue on the sale of food, appliances and accessories at the time of delivery and on finance charges earned under the effective interest method.

Company's Year End

The Company's fiscal year ends on the last Friday of September. The financial statements for 1996 and 1995 contain fifty-two weeks. The financial statements for the period through the acquisition on May 9, 1997 contain 32 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the "Company" and its wholly-owned subsidiaries; Kal-Mar Properties Corp. ("Kal-Mar"), Concord Financial Services, Inc. ("Concord") and Prime Foods Development Corporation ("Prime"). Intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

At September 27, 1996, the recorded and estimated fair values of the Company's financial instruments are as follows:

                                                                 Estimated
                                                   Recorded     Fair Value
                                                   --------     ----------
Accounts receivable-net                              56,773      56,773(a)
Noncurrent accounts receivable-net                   33,416      33,416(a)
Note payable                                         58,343      58,343(b)
Senior notes payable                                 34,560      34,560(b)
Interest rate cap                                        --         450(c)

(a) Based on the Company's credit policies and the terms of its receivables, management believes that the fair value of the Company's receivables approximates the recorded amounts. Since these receivables arise solely in connection with the sale of the Company's products and are an integral part of the Company's marketing program, it is not practical to obtain an appraisal.

(b) Based on the terms of the Company's debt instruments as compared to credit market conditions at September 27, 1996, management believes that the carrying value of its debt instruments approximates its fair value.

(c) Based on dealer's quotations of the approximate cost to exit the interest rate cap arrangement (Note 7).

Accounts Receivable

The term of accounts receivable related to food sales is less than one year. The term of accounts receivable related to appliance sales is generally greater than one year. As a result, the financial statements reflect a current and noncurrent portion of these accounts receivable. The Company's customers are families and individuals located throughout the United States, resulting in no significant concentration of credit risk. Management closely monitors the aging of the accounts receivable balances and reserves for account balances and discontinues the accrual of finance charges on accounts based upon pre-established criteria.

Inventories

Inventories are stated at the lower of cost or market, with the cost determined on the first-in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization (Note 5). Depreciation and amortization are computed using primarily the straight-line method over the estimated useful lives of the related assets or the life of the related leases, if less, as follows:

Buildings                                                         17-25 years
Assets under capital leases                                        5-14 years
Machinery and equipment                                             5-8 years
Software                                                              7 years
Furniture and fixtures                                              5-8 years
Delivery equipment                                                  4-8 years
Automobiles                                                           4 years
Leasehold improvements                                             5-19 years

Goodwill

Goodwill is amortized using the straight-line method over forty years. At September 27, 1996, goodwill is shown net of accumulated amortization of $8,163. Goodwill is reviewed for impairment based upon estimated undiscounted future cash flows from operations.

Income Taxes

The Company files its Federal income tax return on a consolidated basis, while separate state and local income tax returns are filed for each company that is part of the consolidated group (except for New York State, for which a combined tax return is filed).

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are recognized using a liability approach whereby deferred tax assets and liabilities are computed for temporary differences between taxable income for financial reporting and income tax purposes, measured by the enacted rates that will be in effect when those differences reverse (Note 11).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year balances have been reclassified to conform with the current presentation.

3.   Accounts Receivable

Accounts receivable at September 27, 1996 consisted of the following:


Short-term food receivables                                              $27,766
Appliance and accessories receivables                                     69,867
                                                                         -------
                    Total accounts receivable                             97,633
Less:  Allowance for doubtful accounts                                     7,444
                                                                         -------
                    Accounts receivable--net                              90,189
Noncurrent accounts receivable                                            33,416
                                                                         -------
Current accounts receivable                                              $56,773
                                                                         =======

4. Inventories

Inventories, net of allowance for slow moving, excess and obsolete inventory of $309 at September 27, 1996, consisted of the following:


Food                                                                      $2,412
Appliances, tableware, entertainment products and cookware                 1,226
                                                                          ------
                    Total                                                 $3,638
                                                                          ======

5.   Property, Plant and Equipment

Property, plant and equipment at September 27, 1996 consisted of the following:

Land                                                                     $   603
Buildings                                                                  1,650
Assets under capital leases                                                3,846
Machinery and equipment                                                    6,659
Software                                                                     506
Furniture and fixtures                                                     1,296
Delivery equipment                                                         3,085
Automobiles                                                                  114
Leasehold improvements                                                       801
                                                                         -------
                    Total                                                 18,560
Less:  accumulated depreciation and amortization                          11,320
                                                                         -------
Property, plant and equipment--net                                       $ 7,240
                                                                         =======

6. Accrued Expenses

Accrued expenses at September 27, 1996 consisted of the following:

Payroll                                                                   $2,251
Other                                                                      4,884
                                                                          ------
Total                                                                     $7,135
                                                                          ======

7. Note Payable

During March 1993, the Company refinanced its bank indebtedness with Triple-A Funding Corporation ("Triple-A") as lender and Capital Markets Assurance Corporation ("CapMAC") as the surety provider, through a receivables financing facility reflecting various agreements hereinafter referred to as the "CapMAC Agreements". During March 1994, the CapMAC Agreements were amended to transfer and assign all rights and obligations of Triple-A to Triple-A One Funding Corporation ("Triple-A One"). During December 1995, the Company amended the CapMAC Agreements to extend the term to December 2000 and modify certain of the financial covenants. Pursuant to the terms of the CapMAC Agreements, the Company's accounts receivable are pledged to Triple-A One. From the proceeds of issuing commercial paper, Triple-A One makes loans to the Company based upon eligible accounts receivable and other factors as defined in the CapMAC Agreements, up to a maximum of $70,000. Such loans bear interest at the commercial paper rate available to Triple-A One. The commercial paper rate at September 27, 1996 was approximately 5.38%.

The Company is also required to pay various fees to CapMAC and Triple-A One for administration and maintenance of the credit facility. The Company incurred fees payable to CapMAC and Triple-A One of approximately $406, $696 and $780 for the thirty-two weeks ended May 9, 1997 and the fiscal years ended September 27, 1996 and September 29, 1995, respectively. Such amounts are included in interest expense in the accompanying statements of consolidated operations. Interest expense for the thirty-two weeks ended May 9, 1997 and the fiscal years ended September 27, 1996 and September 29, 1995 amounted to $ 1,973, $3,199 and $3,246, respectively. The Company's available unused credit facility with CapMAC was approximately $8,600 at September 27, 1996.

The Company has entered into an interest rate cap agreement with a bank covering $55,627 of notional principal. The interest rate cap agreement extends for a term of 30 months from the date of execution and provides coverage when the 30 day rate for commercial paper (as published by the Federal Reserve Schedule H.15) exceeds 6.5%. The Company utilizes a contingent premium instrument to execute the cap which provides for fixed monthly payments if the rate exceeds 6.5% during the term of the agreement. The cap had not been utilized as of September 27, 1996.

The CapMAC Agreements contain certain financial covenants which: (i) require the maintenance of a specified minimum level of net worth, as defined, (ii) require the maintenance of a specified minimum ratio of indebtedness to net worth, as defined, and (iii) require the maintenance of a specified minimum ratio of earnings before interest, taxes, depreciation, amortization and other expenses, as defined, to cash interest paid. As of September 27, 1996, the Company was in compliance with all such financial covenants.

In connection with the December 1995 amendment discussed above, the Company incurred $617 of debt issuance costs, which will be amortized over the life of the agreement (5 years).

In connection with the acquisition discussed in Note 1, the note payable was satisfied in full.

8. Senior Notes Payable

In December 1995, the Company entered into the Senior Note Agreement (the "Senior Agreement") in which the Company issued to unrelated investors $35,000 of 13% Senior Secured Notes which mature in December 2002 along with a warrant to purchase 1,234,839 shares of common stock of Holdings for $.001 per share. The warrant was valued at approximately $494 and recorded as a discount and will be amortized over the life of the Senior Secured Notes. With the proceeds of the issuance, the Company repaid a $25,000 note due to an affiliated company plus accrued interest of approximately $1,700, retired 800,000 shares of cumulative preferred stock of Holdings for $4,000 and paid other related fees and expenses, including amounts paid to an affiliated company, of approximately $8,400. Included in the $8,400 is approximately $2,600 of debt issuance costs which the Company capitalized and will amortize over the life of the Senior Secured Notes and a $3,000 payment to certain members of Management under an incentive compensation arrangement which the Company expensed in fiscal 1996.

The Senior Agreement contains certain financial covenants which: (i) require the maintenance of a specified minimum level of net worth, as defined, and (ii) require the maintenance of a specified minimum ratio of earnings before interest, taxes, depreciation, amortization and other expenses, as defined, to interest paid. As of September 27, 1996, the Company was in compliance with all such financial covenants.

In connection with the acquisition, the senior notes payable were satisfied in full.

9. Related Party Transactions

During fiscal 1996 and 1995 the Company paid interest of $600 and $2,900, respectively, on $25,000 aggregate principal amount of its 11.5% Senior Subordinated Notes due May 17, 1998 to KPC Acquisition Company L.P. ("KPC"). KPC, the controlling shareholder of Holdings, purchased the Notes as part of a series of transactions resulting from the purchase of Holdings. These Notes were repaid on December 20, 1995.

10. Pension Plan

The Company maintains a defined contribution pension plan (the "Plan"). Employees who have completed six months of service and have reached the entry age (twenty and one-half years) are eligible to participate in the Plan. The Plan provides for 100 percent vesting after seven years of service. The Plan requires the Company to make annual contributions based upon a variable percentage of the participant's annual compensation. Forfeitures are created when participants terminate employment before becoming entitled to their full benefits under the Plan. Such forfeited amounts are used to reduce the Company's contributions to the Plan. In addition, the Plan allows for eligible employees to make voluntary contributions within specified limits. Pension expense under the Plan was approximately $615, $908 and $885 for the thirty-two weeks ended May 9, 1997 and the fiscal years ended September 27, 1996 and September 29, 1995, respectively.

11.   Income Taxes

The provision for income taxes is comprised of the following:

                                                     Fiscal Year Ended
                                32 weeks             -----------------
                                  ended         September 27,   September 29,
                               May 9, 1997          1996            1995
                               -----------          ----            ----
Current:
     Federal                       $ 1,419         $ 1,301         $ 2,560
     State                             150             299             416
                                   -------         -------         -------
                                     1,569           1,600           2,976
                                   -------         -------         -------

Deferred:
    Federal                            692            (277)           (384)
    State                              153             (61)            146
                                   -------         -------         -------
                                       845            (338)           (238)
                                   -------         -------         -------
Total                              $ 2,414         $ 1,262         $ 2,738
                                   =======         =======         =======

Significant components of deferred income tax assets and liabilities are as follows:


                                                                          As of
                                                                  September 27,
                                                                           1996
                                                                           ----
Deferred tax assets
    Leases                                                              $    20
    Allowance for doubtful accounts                                       2,873
    Inventory                                                               108
    Accrued interest                                                         --
    Accrued expenses and other, net                                       1,857
                                                                        -------
                                                                          4,858
Deferred tax liabilities:
    Depreciation                                                           (429)
                                                                        -------
Net deferred tax asset                                                  $ 4,429
                                                                        =======

A reconciliation between the federal statutory tax rate and the effective rate is as follows:


                                                 32 weeks           Fiscal Year Ended
                                                    ended           -----------------
                                                   May 9,      September 27,   September 29,
                                                     1997              1996            1995
                                                     ----              ----            ----
Federal income tax provision at U.S.                 34.0%             34.0%           34.0%
    statutory rate
State income taxes, net of federal benefit            3.6              25.6             4.9
Nondeductible goodwill amortization                   4.7              51.3             7.0
Nondeductible compensation                             --              51.8              --
Meals and entertainment                               0.5               5.4             0.8
All other, net                                        0.3              (4.7)            1.8
                                                    -----             -----           -----
Provision for income taxes                           43.1%            163.4%           48.5%
                                                    =====             =====           =====

12.   Capital Lease Obligations

The Company has entered into agreements to lease a building and certain equipment from non-related parties. These leases are accounted for as capital leases. The future minimum lease payments under these capital leases and the present value of the future minimum lease payments as of September 1996 are as follows:

Fiscal Years Ending September,
------------------------------

1997                                                                   $453
1998                                                                    291
1999                                                                     16
2000                                                                      6
                                                                       ----
Total future minimum lease payments                                     766
Less:  amount representing interest                                     128
                                                                       ----
Present value of future minimum lease payments (including $361
    payable currently)                                                 $638
                                                                       ====

No assets were acquired under capital leases in fiscal 1996 or the 32 weeks ended May 9, 1997. Accumulated amortization related to the assets classified as capital leases was $3,235 at September 27, 1996.

13. Commitments and Contingent Liabilities

Future minimum operating lease payments at September 27, 1996 are as follows:

Fiscal Years Ending September,
------------------------------

1997                                                                 $2,787
1998                                                                  2,336
1999                                                                  1,752
2000                                                                  1,227
2001                                                                    794
Thereafter                                                            2,198

Rent expense for the thirty-two weeks ended May 9, 1997 and fiscal 1996 and 1995 was approximately $1,864, $3,040 and $2,717, respectively. The Company expensed $1,698 in fiscal 1996 to record estimated losses on unused office and warehouse space.

The Company is involved in various legal matters involving claims and counterclaims arising from the ordinary course of business. In management's opinion, any unfavorable outcome associated with these matters would not have a material adverse effect on the Company's financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                   ON SCHEDULE

To Colorado Prime Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Colorado Prime Corporation and Subsidiaries as of September 26, 1997, and the related statements of consolidated operations, stockholder's equity and cash flows for the twenty week period ended September 26, 1997 included in this Annual Report on Form 10-K and have issued our report thereon dated November 26, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Melville, New York
November 26, 1997

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES

                Column A                        Column B       Column C        Column D         Column E
                --------                        --------       --------        --------         --------
                                                               Additions
                                                Balance at     Charged to
                                                Beginning      Cost and                        Balance at
Description                                     of Period      Expenses       Deductions (1)   end of Period
                                                ---------      --------       --------------   -------------
For the twenty weeks ended  September 26, 1997
     Allowance for Doubtful Accounts              $7,275         $3,017         $(2,756)          $7,536

      (1)   Write-offs, net of recovery of amounts previously written off.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                   ON SCHEDULE

To Colorado Prime Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Colorado Prime Corporation and Subsidiaries as of September 27, 1996, and the related statements of consolidated operations, stockholder's equity and cash flows for the thirty-two week period ended May 9, 1997 and the fiscal years ended September 27, 1996 and September 29, 1995 and included in this Annual Report on Form 10-K and have issued our report thereon dated November 26, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Melville, New York
November 26, 1997

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES

                Column A                        Column B       Column C        Column D         Column E
                --------                        --------       --------        --------         --------
                                                               Additions
                                                Balance at     Charged to
                                                Beginning      Cost and                        Balance at
Description                                     of Period      Expenses       Deductions (1)   end of Period
                                                ---------      --------       --------------   -------------
For the thirty-two  weeks ended May 9, 1997
    Allowance for Doubtful Accounts               $7,444         $3,073         $(3,242)          $7,275
Year ended September 27, 1996
    Allowance for Doubtful Accounts               $7,336         $5,280         $(5,172)          $7,444
Year ended September 29, 1995
    Allowance for Doubtful Accounts               $6,501         $4,596         $(3,761)          $7,336

(1)   Write-offs, net of recovery of amounts previously written off.

                                  EXHIBIT INDEX

Exhibit
 No.                                Description
-------                             -----------

3.1.   Certificate of Incorporation of CPC, with Amendments. (1)

3.2.   Bylaws of CPC, as amended. (1)

3.3. Certificate of Incorporation of Kal-Mar Properties Corp., with Amendments. (1)

3.4.   Bylaws of Kal-Mar Properties Corp., as amended. (1)

3.5. Certificate of Incorporation of Concord Financial Services, Inc., with Amendments. (1)

3.6.   Bylaws of Concord Financial Services, Inc., as amended. (1)

3.7. Certificate of Incorporation of Prime Foods Development Corporation, with Amendments. (1)

3.8.   Bylaws of Prime Foods Development Corporation, as amended. (1)

4.1. Indenture for the Notes dated as of May 9, 1997 among CPC, the Subsidiary Guarantors and The Bank of New York, as Trustee (including form of Note).
       (1)

10.1. Exchange Agent Agreement between CPC and The Bank of New York, as Exchange Agent.

10.2.  Stock Option Plan of CPH.

10.3.  Stock Purchase Agreement between CPH and certain executive officers. (1)

10.4.  Shareholders' Agreement between CPH and certain executive officers. (1)

10.5.  Employment Agreement between CPC, CPH and William F. Dordelman. (1)

10.6.  Employment Agreement between CPC, CPH and Ricardo DeSantis. (1)

10.7.  Employment Agreement between CPC, CPH and Thomas S. Taylor. (1)

10.9. Lease dated September 1, 1983 between Thrift-Pak Food Service, Inc., and Masciandaro, Kalpakjian & Masciandaro Co., and Sublease dated October 15, 1984 between Colorado Prime, Inc., formerly known as Thrift-Pak Food Service, Inc., and Masciandaro, Kalpakjian & Masciandaro Co., regarding the space at One Michael Avenue, Farmingdale, New York. (1)

10.10. Lease dated November 1, 1985 between Colorado Prime (Florida), Inc., and Kalpakjian, Masciandaro and Masciandaro Partnership and Amendment to Lease dated December 26, 1986, regarding the office, warehouse and vehicle repair depot in Pompano Beach, Florida. (1)

10.11. Credit Agreement among CPC, the institutions party thereto as Lenders and Dresdener AG, New York and Cayman Branches, as the Agents, dated May 9, 1997, with Amendment No. 1 dated as of May 9, 1997. (1)

10.12 Lease dated September 18, 1997 between CPC and Blumenfeld Development Group, Ltd. regarding the headquarters property located at 500 Bi-County Boulevard, Farmingdale NY.

10.13 Amendment No.2 dated as of October 9, 1997 to Credit Agreement among CPC, the institutions party thereto as Lenders and Dresdner AG, New York and Cayman Branches, as the Agents, dated May 9, 1997.

10.14 Amendment No. 3 dated as of December 11, 1997 to Credit Agreement among CPC, the institutions party thereto as Lenders and Dresdner AG, New York and Cayman Branches, as the Agents, dated May 9, 1997.

10.15  Form of Stock Option Agreement of CPH.

21.    List of subsidiaries of the Company. (1)

24.    Power of Attorney. (1)

27.    Financial Data Schedule.

--------
       (1) Incorporated by reference to Registration Statement No. 333-30249 on Form S-4, dated June 27, 1997.