Form 10-Q
period 1997-12-26
COLORADO PRIME CORP
filed 1998-02-05
CIK 813356

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C. 20549-1004

                             -----------------------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 26, 1997

                                       OR

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-09559

                           COLORADO PRIME CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        11-2826129
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1 MICHAEL AVENUE, FARMINGDALE, NEW YORK                                 11735
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (516)-694-1111


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No| |

At February 4, 1998, 1,000 shares of the registrant's Common Stock were outstanding.

                           COLORADO PRIME CORPORATION
                                      INDEX

PART I.                FINANCIAL INFORMATION                                              PAGE NO.
-------                ---------------------                                              --------

Item 1.                CONSOLIDATED FINANCIAL STATEMENTS                                         1
                       Consolidated Balance Sheets
                       December 26, 1997 and September 26, 1997

                       Consolidated Statements of Income                                         2
                       Thirteen weeks ended December 26, 1997 and December 27, 1996

                       Consolidated Statements of Cash Flows                                     3
                       Thirteen weeks ended December 26, 1997 and December 27, 1996

                       Notes to Consolidated Financial Statements                                4

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND           5
                       RESULTS OF OPERATIONS


PART II.               OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K                                          8


SIGNATURES                                                                                       9

                           COLORADO PRIME CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                             DECEMBER 26,      SEPTEMBER 26,
                                                1997               1997
                                             (Unaudited)         (Audited)
                                             ------------      -------------

ASSETS

CURRENT ASSETS:
Cash                                         $    444          $    972
Accounts receivable-net                        58,712            57,482
Inventories-net                                 4,474             4,538
Prepaid expenses and other current assets       1,640             1,399
Refundable income tax                           2,483             2,483
Deferred income tax benefit                     6,992             6,992
                                             --------          --------
   Total current assets                        74,745            73,866
                                             --------          --------
PROPERTY, PLANT AND EQUIPMENT-NET               5,666             5,905
                                             --------          --------
NONCURRENT ACCOUNTS RECEIVABLE-NET             36,902            36,503
                                             --------          --------
GOODWILL-NET                                   44,438            44,744
                                             --------          --------
OTHER ASSETS-NET                                8,862             8,755
                                             --------          --------
TOTAL ASSETS                                 $170,613          $169,773
                                             ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable                             $  4,062          $  5,998
Accrued expenses                               10,845            15,191
Income and other taxes payable                  1,648             1,184
Current portion of capital lease
   obligations                                    195               258
                                             --------          --------
   Total current liabilities                   16,750            22,631
                                             --------          --------
REVOLVER                                       27,070            20,339
                                             --------          --------
SENIOR UNSECURED NOTES, NET OF DISCOUNT        98,106            98,059
                                             --------          --------
LONG-TERM PORTION OF CAPITAL LEASE
   OBLIGATIONS                                     17                19
                                             --------          --------
OTHER LIABILITIES                               2,983             3,100
                                             --------          --------
STOCKHOLDER'S EQUITY
Common Stock, $.01 per share, 1,000
   shares authorized, issued and
   outstanding                                  --                --
Paid-in capital                                25,868            25,873
Accumulated deficit                              (181)             (248)
                                             --------          --------
   Total stockholders' equity                  25,687            25,625
                                             --------          --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $170,613          $169,773
                                             ========          ========


                           COLORADO PRIME CORPORATION

                       STATEMENTS OF CONSOLIDATED INCOME
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                        THIRTEEN WEEKS      THIRTEEN WEEKS
                                            ENDED               ENDED
                                         DECEMBER 26,        DECEMBER 27,
                                             1997                1996
                                        --------------      --------------
PRODUCT SALES                              $ 34,378            $ 35,008
FINANCE INCOME EARNED                         3,684               3,486
                                           --------            --------
TOTAL REVENUE                                38,062              38,494

COST OF GOODS SOLD                           12,719              13,449
                                           --------            --------
GROSS PROFIT                                 25,343              25,045
                                           --------            --------
OTHER COST AND EXPENSES:
Selling, general and administrative          19,743              19,516
Amortization of goodwill                        377                 291
Interest expense                              4,050               2,322
Other expense                                   156                 120
                                           --------            --------
  Total cost and expenses                    24,326              22,249
                                           --------            --------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                            1,017               2,796

PROVISION FOR INCOME TAXES                      539               1,242
                                           --------            --------
NET INCOME                                 $    478            $  1,554
                                           ========            ========

                           COLORADO PRIME CORPORATION

                      STATEMENTS OF CONSOLIDATED CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                  THIRTEEN WEEKS  THIRTEEN WEEKS
                                                       ENDED           ENDED
                                                   DECEMBER 26,    DECEMBER 27,
                                                        1997            1996
                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $   478         $ 1,554
                                                         -------         -------
Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                           1,054             952
   Change in operating assets and liabilities:
    Accounts receivable                                   (1,629)         (2,593)
    Inventories                                               64            (395)
    Prepaid expenses and other                              (241)             14
    Other assets                                            (381)             17
    Accounts payable                                      (1,936)           (896)
    Accrued expenses                                      (4,418)         (1,873)
    Other liabilities                                       (117)           (191)
    Income and other taxes payable                           464           1,152
                                                         -------         -------
Total adjustments                                         (7,140)         (3,813)
                                                         -------         -------
Net cash used in operating activities                     (6,662)         (2,259)
                                                         -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property, plant and equipment                (116)           (174)
                                                         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolver                              6,731
Increase in notes payable                                                  2,190
Decrease in capital lease obligations                        (65)           (104)
Dividend to CPH                                             (411)
Return of capital to CPH                                      (5)
                                                         -------         -------
Net cash provided by financing activities                  6,250           2,086
                                                         -------         -------
NET DECREASE IN CASH                                        (528)           (347)

CASH, BEGINNING OF PERIOD                                    972           1,716
                                                         -------         -------
CASH, END OF PERIOD                                      $   444         $ 1,369
                                                         =======         =======

                           COLORADO PRIME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
                                   (unaudited)

1. Colorado Prime Corporation (the "Company" or "CPC") is a Delaware corporation and was incorporated in 1986. The Company is a wholly owned subsidiary of Colorado Prime Holdings Inc. ("CPH"), formerly KPC Holdings Corporation ("Holdings"). On May 9, 1997, pursuant to a merger agreement between Holdings and Thayer Equity Investors III, L.P., a private equity investment limited partnership ("Thayer"), Colorado Prime Acquisition Corp. ("CPAC"), a transitory acquisition company established by Thayer prior to the consummation of the merger, merged with and into Holdings (the "Merger") following which Holdings was the surviving corporation and was renamed CPH.

         As a result of the merger, a new basis of accounting under the "push down" method was adopted effective May 9, 1997. Under the method, the assets and liabilities of the Company were revalued to reflect CPH's new cost basis in the Company, which is based on the fair values of such assets and liabilities on May 9, 1997. Financial data for the period subsequent to May 9, 1997, reflects the adoption of this new basis of accounting and, accordingly data for all fiscal periods presented herein may not be comparable with the data presented which includes the period subsequent to May 9, 1997.

2. Reference is made to the notes to consolidated financial statements contained within the Company's audited financial statements for the period ended September 26, 1997 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information set forth herein contains forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements.

OVERVIEW

The Company is a leading direct marketer of high quality, value-added food programs and products related to in-home dining and entertainment. Using a combination of telemarketing and in-home selling, Colorado Prime Corporation believes that it is the only company to offer this type of in-home shopping service on a broad scale, serving 31 states through 78 sales offices. The Company sells individually packaged, top quality meats and poultry, seafood, assorted pasta dishes and a wide selection of prepared entrees for direct delivery to consumer households. The Company's food products are of a quality generally found only in specialty gourmet shops and high-end restaurants and require simple preparation using a microwave, conventional oven or grill. As a complement to its food products, the Company also sells food-related and home entertainment appliances and accessories with unique features not generally available in traditional retail channels. The purchase of non-food items enables customers to earn a lifetime discount on food purchases.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 26, 1997 COMPARED TO THIRTEEN WEEKS ENDED DECEMBER 27, 1996.

Total revenue for the thirteen weeks ended December 26, 1997 decreased by $0.4 million or 1.1%, to $38.1 million from $38.5 million for the thirteen weeks ended December 27, 1996. Food revenue for the thirteen weeks ended December 26, 1997 decreased by $0.5 million or 2.4% to $20.9 million from $21.4 million for the thirteen weeks ended December 27, 1996. The decrease in sales was primarily due to a temporary increase in food order backlog. Non-food revenue for the thirteen weeks ended December 26, 1997 decreased by $0.1 million or .7% to $13.5 million from $13.6 million for the thirteen weeks ended December 27, 1996. Finance income for the thirteen weeks ended December 26,1997 increased by $0.2 million or 5.7%, to $3.7 million from $3.5 million for the thirteen weeks ended December 27, 1996. The increase in finance income resulted from the introduction during the third quarter of fiscal 1997 of a handling fee for food transactions.

Gross profit for the thirteen weeks ended December 26, 1997 increased by $0.3 million, or 1.2%, to $25.3 million from $25.0 million for the thirteen weeks ended December 27, 1996. The gross profit margin increased to 66.6% for the thirteen weeks ended December 26, 1997 from 65.1% for the thirteen weeks ended December 27, 1996. The increase in gross profit was primarily the result of a favorable mix of product sales toward non-food items which have a higher profit margin and an increase in finance income.

SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the thirteen weeks ended December 26, 1997, these expenses increased by $0.2 million or 1.2%, to $19.7 million from $19.5 million for the thirteen weeks ended December 27, 1996. The increase was primarily due to higher medical insurance cost. As a percentage of total revenues, SG&A expenses increased to 51.9% for the thirteen weeks ended December 26, 1997 from 50.7% for the thirteen weeks ended December 27, 1996.

Interest expense for the thirteen weeks ended December 26, 1997 increased to $4.1 million from $2.3 million for the thirteen weeks ended December 27, 1996. The increase was attributable to a greater level of borrowing at a higher rate of interest under the new debt facilities, as compared to the financing in effect during the previous period.

Other expense for the thirteen weeks ended December 26, 1997 increased to $0.2 million from $0.1 million for the thirteen weeks ended December 27, 1996.

Provision for income tax for the thirteen weeks ended December 26, 1997 decreased by $0.7 million to $0.5 million from $1.2 million for the thirteen weeks ended December 27, 1996. The effective income tax rate was 53.0% for the thirteen weeks ended December 26, 1997 as compared to 44.4% for the thirteen weeks ended December 27, 1996. The increase in the effective income tax rate is due primarily to an increase in certain nondeductible expenses and a reduction in income before taxes.

Net income decreased to $0.5 million or 1.3% of total revenues for the thirteen weeks ended December 26, 1997 from $1.6 million or 4.0% of total revenues for the thirteen weeks ended December 27, 1996 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the thirteen weeks ended December 26, 1997 was $6.7 million, primarily comprised of net income of $0.5 million and non-cash charges of $1.0 million offset by a $1.6 million increase in accounts receivable and a $6.4 million decrease in accounts payable and accrued expenses resulting from the semi-annual interest payment on the senior unsecured notes.

Net cash used in investing activities for the thirteen weeks ended December 26, 1997 of $0.1 million was for capital expenditures.

Net cash provided by financing activities for the thirteen weeks ended December 26, 1997 was $6.3 million, comprised of $6.7 million in net borrowings under the revolver primarily to fund the semi-annual interest payment on the senior unsecured notes, offset by a $0.4 million dividend to CPH to fund certain cost incurred by CPH.

The Company had working capital of $58.0 million as of December 26, 1997 compared to $51.2 million as of December 27, 1996.

The Company has a $50.0 million working capital revolver, with $22.9 million of unused capacity as of December 26, 1997. The working capital revolver contains certain covenants requiring the Company to meet certain financial tests including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum leverage ratio, the maintenance of a minimum net worth and a limitation on capital expenditures. The working capital revolver and the senior unsecured notes impose certain other restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under its working capital revolver is secured by all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

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

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the thirteen weeks ended December 26, 1997.

Other - Year 2000

The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company has assessed and continues to assess the impact of the Year 2000 on its operations. The Company believes, based upon its internal reviews and other factors, the future external and internal costs to be incurred relating to the modification of internal use software for the Year 2000 will not have a material effect on the Company's results of operations or financial position.

PART II    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) No exhibits have been filed during the quarter for which this report is filed.

(b) The Company filed a Form 8-K on December 5, 1997 announcing the resignation of William Willett as Director, President and Chief Operating Officer of Colorado Prime Corporation.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto daily authorized.



                                             COLORADO PRIME CORPORATION
                                                    (Registrant)


Dated:  February 5, 1998                     By: /s/ William F. Dordelman
                                                 -------------------------------
                                                 Chief Executive Officer and
                                                 Chairman of the Board


Dated:  February 5, 1998                     By: /s/ Thomas S. Taylor
                                                 -------------------------------
                                                 Chief Financial Officer, Vice
                                                 President and Director