Form 10-Q
period 1998-03-27
COLORADO PRIME CORP
filed 1998-05-08
CIK 813356

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C. 20549-1004
                             -----------------------

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 27, 1998

                                       OR
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-09559

                           COLORADO PRIME CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 11-2826129
 (State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization

          1 Michael Avenue, Farmingdale, New York                      11735
         (Address of principal executive offices)                    (Zip Code)


         Registrant's telephone number, including area code: (516)-694-1111


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/X/ No/ /

At May 8, 1998, 1,000 shares of the registrant's Common Stock were outstanding.

                           COLORADO PRIME CORPORATION
                                      INDEX

PART I.                  FINANCIAL INFORMATION                                                      Page No.
-------                  ---------------------                                                      --------
Item 1.                  CONSOLIDATED FINANCIAL STATEMENTS

                         Consolidated Balance Sheets                                                   1
                         March 27, 1998  and September 26, 1997

                         Statements of Consolidated Operations                                         2
                         Thirteen and Twenty-six weeks ended March 27, 1998 and March 28, 1997

                         Statements of Consolidated Cash Flows                                         3
                         Twenty-six weeks ended March 27, 1998 and March 28, 1997

                         Notes to Consolidated Financial Statements                                    4

Item 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                       5
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.                 OTHER INFORMATION

Item 5.                  Other Information                                                             8

Item 6.                  Exhibits and Reports on Form 8-K                                              8


SIGNATURES                                                                                             9

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                   March 27,      September 26,
                                                     1998             1997
ASSETS                                            (Unaudited)       (Audited)
------                                            -----------     -------------
CURRENT ASSETS:
Cash                                              $       590     $         972
Accounts receivable-net                                58,451            57,482
Inventories-net                                         4,727             4,538
Prepaid expenses and other current assets               1,784             1,399
Refundable income tax                                      --             2,483
Deferred income tax benefit                             6,992             6,992
                                                  -----------     -------------
  Total current assets                                 72,544            73,866
                                                  -----------     -------------

PROPERTY, PLANT AND EQUIPMENT-NET                       5,761             5,905
                                                  -----------     -------------
NONCURRENT ACCOUNTS RECEIVABLE-NET                     36,738            36,503
                                                  -----------     -------------
GOODWILL-NET                                           46,746            44,744
                                                  -----------     -------------
OTHER ASSETS-NET                                        8,760             8,755
                                                  -----------     -------------
TOTAL ASSETS                                      $   170,549           169,773
                                                  ===========     =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable                                  $     5,499     $       5,998
Accrued expenses                                       16,040            15,191
Income and other taxes payable                          1,909             1,184
Current portion of capital lease obligations              129               258
                                                  -----------     -------------
  Total current liabilities                            23,577            22,631
                                                  -----------     -------------

REVOLVER                                               19,775            20,339
                                                  -----------     -------------
SENIOR UNSECURED NOTES, NET OF DISCOUNT                98,157            98,059
                                                  -----------     -------------
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS             14                19
                                                  -----------     -------------
OTHER LIABILITIES                                       3,555             3,100
                                                  -----------     -------------

STOCKHOLDER'S EQUITY
Common Stock; $.01 per share par value;
  1,000 shares authorized, issued and
  outstanding                                              --                --
Paid-in capital                                        25,868            25,873
Accumulated deficit                                      (397)             (248)
                                                  -----------     -------------
  Total stockholder's equity                           25,471            25,625
                                                  -----------     -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $   170,549     $     169,773
                                                  ===========     =============

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                            THIRTEEN WEEKS   THIRTEEN WEEKS   TWENTY-SIX WEEKS   TWENTY-SIX WEEKS
                                 ENDED           ENDED             ENDED              ENDED
                               MARCH 27,       MARCH 28,         MARCH 27,          MARCH 28,
                                 1998            1997              1998               1997
                           ---------------   --------------   -----------------   ---------------


PRODUCT SALES                  $34,784            $35,508          $69,162           $70,516
FINANCE INCOME EARNED            3,690              3,526            7,373             7,012
                           ---------------   --------------   -----------------   ---------------

TOTAL REVENUE                   38,474             39,034           76,535            77,528

COST OF GOODS SOLD              13,028             13,634           25,747            27,083
                           ---------------   --------------   -----------------   ---------------

GROSS PROFIT                    25,446             25,400           50,788            50,445
                           ---------------   --------------   -----------------   ---------------

OTHER COSTS AND EXPENSES:
Selling, general and
 administrative                 20,742             20,246           40,486            39,762
Interest expense                 3,994              2,345            8,043             4,668
Other expense                      534                464            1,066               875
                           ---------------   --------------   -----------------   ---------------
  Total cost and expenses       25,270             23,055           49,595            45,305
                           ---------------   --------------   -----------------   ---------------

INCOME BEFORE PROVISION
 FOR INCOME TAXES                  176              2,345            1,193             5,140

PROVISION FOR INCOME TAXES         392              1,061              931             2,303
                           ---------------   --------------   -----------------   ---------------

NET INCOME (LOSS)             ($   216)           $ 1,284          $   262           $ 2,837
                           ===============   ==============   =================   ===============

                           COLORADO PRIME CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                  Twenty-Six Weeks       Twenty-Six Weeks
                                                       Ended                  Ended
                                                     March 27,               March 28,
                                                       1998                    1997
                                                  ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $   262                $ 2,837
                                                       -------                -------

Adjustments to reconcile net income to net cash
provided by operating activities
  Depreciation and amortization                          2,102                  1,918
Change in operating assets and liabilities:
  Accounts receivable                                   (1,204)                (3,110)
  Inventories                                             (189)                  (972)
  Prepaid expenses and other                              (385)                   (37)
  Recoverable income taxes                               2,483
  Other assets                                            (529)                    87
  Accounts payable                                        (499)                  (913)
  Accrued expenses                                      (1,276)                  (335)
  Other liabilities                                       (182)                  (361)
  Income and other taxes payable                           725                  2,078
                                                       -------                -------
Total adjustments                                        1,046                 (1,645)
                                                       -------                -------

Net cash provided by operating activities                1,308                  1,192
                                                       -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property, plant and equipment              (576)                  (540)
                                                       -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolver                             (564)
Decrease in notes payable                                                        (424)
Decrease in capital lease obligations                     (134)                  (225)
Dividend to CPH                                           (411)
Return of capital to CPH                                    (5)
                                                       -------                -------
Net cash used in financing activities                   (1,114)                  (649)
                                                       -------                -------

NET INCREASE(DECREASE) IN CASH                            (382)                     3

CASH BEGINNING OF PERIOD                                   972                  1,716
                                                       -------                -------

CASH, END OF PERIOD                                    $   590                $ 1,719
                                                       =======                =======


CASH PAID FOR INTEREST                                 $ 6,919                $ 4,339
                                                       =======                =======

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

1. Colorado Prime Corporation (the "Company" or "CPC") is a Delaware corporation and was incorporated in 1986. The Company is a wholly-owned subsidiary of Colorado Prime Holdings Inc. ("CPH"), formerly KPC Holdings Corporation ("Holdings"). On May 9, 1997, pursuant to a merger agreement between Holdings and Thayer Equity Investors III, L.P., a private equity investment limited partnership ("Thayer"), Colorado Prime Acquisition Corp. ("CPAC"), a transitory acquisition company established by Thayer prior to the consummation of the merger, merged with and into Holdings (the "Merger") following which Holdings was the surviving corporation and was renamed CPH.

         As a result of the Merger, a new basis of accounting under the "push down" method was adopted effective May 9, 1997. Under the method, the assets and liabilities of the Company were revalued to reflect CPH's new cost basis in the Company, which is based on the fair values of such assets and liabilities on May 9, 1997. Financial data for the period subsequent to May 9, 1997 reflects the adoption of this new basis of accounting and, accordingly, data for all fiscal periods presented herein may not be comparable with the data presented which includes the period subsequent to May 9, 1997.

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

3. The consolidated financial statements include the accounts of the "Company" and its wholly-owned subsidiaries; Kal-Mar Properties Corp. ("Kal-Mar"), Concord Financial Services, Inc. ("Concord") and Prime Foods Development Corporation ("Prime"). In connection with the Merger discussed in Note 1, the Company issued $100,000 of Senior Unsecured Notes (the "Notes"), which bear interest at 12.5% per annum and mature in 2004. (See the Company's Annual Report on Form 10-K for a further discussion of the Notes.) The Notes are guaranteed on a senior unsecured basis by all existing subsidiaries (there are no non-guarantor subsidiaries) and any future U.S. subsidiaries of the Company. The guarantees of the subsidiaries are full, unconditional, joint and several. Summary financial data for Kal-Mar, Concord and Prime are as follows:

                                                                              March 27, 1998
                                                                          (Dollars in Thousands)
                                                                    Kal-Mar       Concord        Prime
                                                                    -------       --------       -----
Current assets                                                       $ 187        $ 63,768        $  12
Non-current assets                                                     846          36,844         --
Current liabilities                                                    (89)         (2,779)        --
Non-current liabilities                                               --           (57,744)        (711)
                                                                     -----        --------        -----

Net assets (liabilities)                                               944          40,089         (699)
                                                                     =====        ========        =====

                                                            For the twenty-six weeks ended
                                                                    March 27, 1998
                                                                (Dollars in Thousands)
                                                       Kal-Mar              Concord             Prime
                                                       -------              -------             -----
Net revenues                                               $80                10,306             $   0
Gross profit                                                80                10,306                 0
Income before provision for income tax                      32                 5,796                 0


Separate financial statements of the Company's subsidiaries are not presented, as the Company's management has determined that (i) the data presented above provides meaningful information and (ii) the data in separate financial statements other than that presented above would not be material to the investors of the Notes.

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

OVERVIEW

The Company is a leading direct marketer of high quality, value-added food programs and products related to in-home dining and entertainment. Using a combination of telemarketing and in-home selling, Colorado Prime Corporation believes that it is the only company to offer this type of in-home shopping service on a broad scale, serving 31 states through 79 sales offices. The Company sells individually packaged, top quality meats and poultry, seafood, assorted pasta dishes and a wide selection of prepared entrees for direct delivery to consumer households. The Company's food products are of a quality generally found only in specialty gourmet shops and high-end restaurants and require simple preparation using a microwave, conventional oven or grill. As a complement to its food products, the Company also sells food-related and home entertainment appliances and accessories with unique features not generally available in traditional retail channels. The purchase of non-food items enables customers to earn a lifetime discount on food purchases.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 27, 1998 COMPARED TO THIRTEEN WEEKS ENDED MARCH 28, 1997.

Total revenue for the thirteen weeks ended March 27, 1998 decreased by $0.5 million or 1.4%, to $38.5 million from $39.0 million for the thirteen weeks ended March 28, 1997. Food revenue for the thirteen weeks ended March 27, 1998 increased by $0.1 million or .8%, to $21.5 million from $21.4 million for the thirteen weeks ended March 28, 1997. The increase in food revenues was due to higher sales volume to new customers partially offset by a decrease in sales volume to existing customers. Non-food revenue for the thirteen weeks ended March 27, 1998 decreased by $0.9 million or 6.4%, to $13.2 million from $14.1 million for the thirteen weeks ended March 28, 1997. The decrease in non-food revenues was due to lower sales volume to new and existing customers. Finance income for the thirteen weeks ended March 27, 1998 increased by $0.2 million or 4.7%, to $3.7 million from $3.5 million for the thirteen weeks ended March 28, 1997. The increase in finance income resulted from the introduction during the third quarter of fiscal 1997 of a handling fee for food transactions.

Gross profit for the thirteen weeks ended March 27, 1998 and March 28, 1997 was $25.4 million. The gross profit margin increased to 66.1% for the thirteen weeks ended March 27, 1998 from 65.1% for the thirteen weeks ended March 28, 1997. The increase in the gross profit margin was primarily due to a favorable mix within non-food sales towards products that have a higher margin and an increase in finance income.

SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the thirteen weeks ended March 27, 1998, these expenses increased by $0.5 million or 2.5%, to $20.7 million from $20.2 million for the thirteen weeks ended March 28, 1997. The increase was primarily due to higher sales incentive and customer acquisition costs partially offset by lower insurance costs. As a percentage of total revenues, SG&A expenses increased to 53.9% for the thirteen weeks ended March 27,1998 from 51.9% for the thirteen weeks ended March 28, 1997.

Interest expense for the thirteen weeks ended March 27, 1998 increased to $4.0 million from $2.3 million for the thirteen weeks ended March 28, 1997. The increase was attributable to a greater level of borrowing at a higher rate of interest under the new debt facilities, as compared to the financing in effect during the previous period.

Other expense for the thirteen weeks ended March 27, 1998 and March 28, 1997 was $0.5 million.

Provision for income taxes for the thirteen weeks ended March 27, 1998 decreased by $0.7 million to $0.4 million from $1.1 million for the thirteen weeks ended March 28, 1997. The increase in the effective income tax rate is due to an increase in certain nondeductible expenses as a percentage of taxable income.

Net loss for the thirteen weeks ended March 27, 1998 was $.2 million as compared to net income of $1.3 million for the thirteen weeks ended March 28, 1997 for the reasons discussed above.

TWENTY-SIX WEEKS ENDED MARCH 27, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED MARCH 28, 1997.

Total Revenue for the twenty-six weeks ended March 27, 1998 decreased by $1.0 million or 1.3%, to $76.5 million from $77.5 million for twenty-six weeks ended March 28, 1997. Food revenue for the twenty-six weeks ended March 27, 1998 decreased by $0.4 million or .9%, to $42.4 million from $42.8 million for the twenty-six weeks ended March 28, 1997. The decrease in food revenue was due to lower sales volume to existing customers partially offset by an increase in sales volume to new customers. Non-food revenue for the twenty-six weeks ended March 27, 1998 decreased by $.9 million or 3.5%, to $26.8 million from $27.7 million for the twenty-six weeks ended March 28, 1997. The decrease in non-food revenue is due to lower sales volume to existing customers, partially offset by an increase in sales volume to new customers. Finance income for twenty-six weeks ended March 27, 1998 increased by $.4 million or 5.2%, to $7.4 million from $7.0 million for the twenty-six weeks ended March 28, 1997. The increase in finance income resulted from the introduction during the third quarter of fiscal 1997 of a handling fee for food transactions.

Gross Profit for the twenty-six weeks ended March 27, 1998 increased by $.4 million or .7% to $50.8 million from $50.4 million for the twenty-six weeks ended March 28, 1997. The gross profit margin increased to 66.4% for the twenty-six weeks ended March 27, 1998 from 65.1% for the twenty-six weeks ended March 28, 1997. The increase in the gross profit margin was primarily due to a favorable mix within non-food sales towards products that have a higher margin and an increase in finance income.

SG&A expenses are principally comprised of selling, delivery and general and administrative expenses. For the twenty-six weeks ended March 27, 1998, these expenses increased by $0.7 million or 1.8%, to $40.5 million from $39.8 million for the twenty-six weeks ended March 28, 1997. The increase was primarily due to higher sales incentive, customer acquisition and training costs partially offset by lower insurance costs. As a percentage of total revenues, SG&A expenses increased to 52.9% for the twenty- six weeks ended March 27, 1998 from 51.3% for the twenty-six weeks ended March 28, 1997.

Interest expense for the twenty-six weeks ended March 27, 1998 increased to $8.0 million from $4.7 million for the twenty-six weeks ended March 28, 1997. The increase was attributable to a greater level of borrowing at a higher rate of interest under the new debt facilities, as compared to the financing in effect during the previous period.

Other expense for the twenty-six weeks ended March 27, 1998 increased by $.2 million to $1.1 million from $.9 million for the twenty-six weeks ended March 28, 1997.

Provision for income tax for the twenty-six ended March 27, 1998 decreased by $1.4 million to $0.9 million from $2.3 million for the twenty-six weeks ended March 28, 1997. The increase in the effective income tax rate is due to an increase in certain non-deductible expenses as a percentage of taxable income.

Net Income for the twenty-six weeks ended March 27, 1998 was $.3 million as compared to $2.8 million for the twenty-six weeks ended March 28, 1997 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the twenty-six weeks ended March 27, 1998 was $1.3 million, primarily comprised of net income of $0.3 million, non cash charges of $2.1 million and the proceeds from an income tax refund of $2.5 million, partially offset by a $2.3 million increase in accounts receivable, inventories, prepaid expenses and other assets and a $1.2 million reduction in accounts payable, accrued liabilities, other liabilities and income taxes payable.

Net cash used in investing activities for the twenty-six weeks ended March 27, 1998 of $0.6 million was for capital expenditures.

Net cash used in financing activities for the twenty-six ended March 27, 1998 was $1.1 million, primarily comprised of $0.6 million in net repayments under the revolver and a $0.4 million dividend to CPH to fund certain costs incurred by CPH.

The Company had working capital of $49.0 million as of March 27, 1998 compared to $51.2 million as of September 26, 1997.

The Company has a $50.0 million working capital revolver, with $30.2 million of unused capacity as of March 27, 1998. The working capital revolver contains certain covenants requiring the Company to meet certain financial test including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum leverage ratio, the maintenance of a minimum net worth and a limitation on capital expenditures. The working capital revolver and the senior unsecured notes impose certain other restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under its working capital revolver is secured by all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

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

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the twenty-six weeks ended March 27, 1998.

Other - Year 2000

The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company has assessed and continues to assess the impact of the Year 2000 on its operations. The Company believes, based upon its internal reviews and other factors, the future external and internal costs to be incurred relating to the modification of internal use software for the Year 2000 will not have a material effect on the Company's results of operations or financial position.

PART II    OTHER INFORMATION

Item 5.  Other Information

Matthew Burris joined the Company on March 30, 1998 as Director, Vice President and Chief Financial Officer.

Donald Keller resigned as Director of the Company effective April 15, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a) No exhibits have been filed during the quarter for which this report is filed.

(b) The Company filed a Form 8-K on March 20, 1998 announcing the resignation of Thomas Taylor as Director, Vice President and Chief Financial Officer of Colorado Prime Corporation.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto daily authorized.



                                   COLORADO PRIME CORPORATION
                                          (Registrant)


Dated:  May 8, 1998                By: /s/ William F. Dordelman
                                       --------------------------------------
                                       Chief Executive Officer and Chairman
                                       of the Board


Dated:  May 8, 1998                By: /s/ Matthew Burris
                                       --------------------------------------
                                       Chief Financial Officer, Vice President
                                       and Director