Form 10-K/A
period 1997-09-26
COLORADO PRIME CORP
filed 1998-07-17
CIK 813356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  --------------------------------------------
                                    FORM 10-K/A

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

                                           Colorado Prime Corporation

Date:  December 18, 1997

                                           By: /s/ Thomas S. Taylor
                                               ------------------------------
                                               Thomas S. Taylor
                                               Chief Financial Officer
                                               Vice President and Director
                                               (Principal Accounting Officer)

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

*By: /s/ Thomas S. Taylor
    --------------------- Attorney-in-Fact
    Thomas S. Taylor

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


ARTHUR ANDERSEN LLP

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


ARTHUR ANDERSEN LLP

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


ARTHUR ANDERSEN LLP

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

ARTHUR ANDERSEN LLP

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