Form 10-Q
period 1998-06-26
COLORADO PRIME CORP
filed 1998-08-07
CIK 813356

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C. 20549-1004

                               -----------------

                                   FORM 10-Q

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended June 26, 1998

                                       OR
    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]   No [ ]

At August 7, 1998, 1,000 shares of the registrant's Common Stock were outstanding.

                           COLORADO PRIME CORPORATION
                                     INDEX

PART I.        FINANCIAL INFORMATION                                  PAGE NO.
-------        ---------------------                                  --------

Item 1.        CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets                                1
               June 26, 1998 and September 26, 1997

               Statements of Consolidated Operations                      2
               Thirteen weeks ended June 26, 1998, Seven weeks
               ended June 27, 1997 and Six weeks ended May 9,
               1997

               Statements of Consolidated Operations                      3
               Thirty-nine weeks ended June 26, 1998, Seven weeks ended June 27, 1997 and Thirty-two weeks ended
               May 9, 1997

               Statements of Consolidated Cash Flows                      4
               Thirty-nine weeks ended June 26, 1998, Seven weeks ended June 27, 1997 and Thirty-two weeks ended
               May 9, 1997

               Notes to Consolidated Financial Statements                 5

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF                    7
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.       OTHER INFORMATION
--------       -----------------

Item 6.        Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                               12

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                  June 26,       September 26,
                                                   1998             1997
                                                (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS
Cash                                              $    631       $    972
Accounts receivable--net                            58,241         57,482
Inventories--net                                     4,428          4,538
Prepaid expenses and other current assets            1,683          1,399
Refundable income taxes                                 --          2,483
Deferred income tax benefit                          6,992          6,992
                                                  --------       --------
    Total current assets                            71,975         73,866
                                                  --------       --------
PROPERTY, PLANT AND EQUIPMENT--NET                   5,535          5,905

NONCURRENT ACCOUNTS RECEIVABLE--NET                 37,235         36,503

GOODWILL--NET                                       48,059         44,744

OTHER ASSETS--NET                                    8,697          8,755
                                                  --------       --------
TOTAL ASSETS                                      $171,501       $169,773
                                                  ========       ========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable                                  $  4,384       $  5,998
Accrued expenses                                    13,622         15,191
Income and other taxes payable                       1,750          1,184
Current portion of capital lease obligations            61            258
                                                  --------       --------
    Total current liabilities                       19,817         22,631
                                                  --------       --------
REVOLVER                                            25,134         20,339
                                                  --------       --------
SENIOR UNSECURED NOTES, NET OF DISCOUNT             98,208         98,059
                                                  --------       --------
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS           9             19
                                                  --------       --------
OTHER LIABILITIES                                    3,258          3,100
                                                  --------       --------
STOCKHOLDER'S EQUITY
Common Stock; $.01 per share par value;
  1,000 shares authorized, issued and outstanding       --             --
Paid-in capital                                     25,868         25,873
Accumulated deficit                                   (793)          (248)
                                                  --------       --------
    Total stockholder's equity                      25,075         25,625
                                                  --------       --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $171,501       $169,773
                                                  ========       ========

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                             (DOLLARS IN THOUSAND)
                                  (UNAUDITED)



                                             Thirteen Weeks      Seven Weeks  |    Six Weeks
                                                 Ended              Ended     |      Ended
                                                June 26,           June 27,   |      May 9,
                                                  1998               1997     |      1997
                                             --------------      -----------  |    ---------
                                                                              |
                                                                              |
PRODUCT SALES                                   $36,047            $19,704    |     $14,994
FINANCE INCOME EARNED                             3,362              2,009    |       1,625
                                                -------            -------    |     -------
TOTAL REVENUE                                    39,409             21,713    |      16,619
                                                                              |
COST OF GOODS SOLD                               13,417              7,672    |       5,866
                                                -------            -------    |     -------
                                                                              |
GROSS MARGIN                                     25,992             14,041    |      10,753
                                                -------            -------    |     -------
                                                                              |
OTHER COSTS AND EXPENSES:                                                     |
Selling, general and administrative              22,198             10,867    |       8,988
Amortization of goodwill                            399                188    |         131
Interest expense                                  4,008              2,153    |       1,047
Other expense                                        82                101    |         130
                                                -------            -------    |     -------
  Total costs and expenses                       26,687             13,309    |      10,296
                                                -------            -------    |     -------
                                                                              |
(LOSS) INCOME BEFORE PROVISION (BENEFIT)                                      |
  FOR INCOME TAXES                                 (695)               732    |         457
                                                                              |
(BENEFIT) PROVISION FOR                                                       |
  INCOME TAXES                                     (300)                --    |         425
                                                -------            -------    |     -------
                                                                              |
NET (LOSS) INCOME                               $  (395)           $   732    |     $    32
                                                =======            =======    |     =======

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                        Thirty-nine Weeks   Seven Weeks  |  Thirty-two Weeks
                                              Ended            Ended     |        Ended
                                             June 26,         June 27,   |        May 9,
                                               1998             1997     |         1997
                                        -----------------   -----------  |  ----------------
                                                                         |
PRODUCT SALES                              $105,209          $19,704     |     $85,510
FINANCE INCOME EARNED                        10,734            2,009     |       8,637
                                           --------          -------     |     -------
TOTAL REVENUE                               115,943           21,713     |      94,147
COSTS OF GOODS SOLD                          39,164            7,672     |      32,949
                                           --------          -------     |     -------
GROSS MARGIN                                 76,779           14,041     |      61,198
                                           --------          -------     |     -------
OTHER COSTS AND EXPENSES:                                                |
Selling, general and administrative          62,682           10,867     |      48,749
Amortization of goodwill                      1,160              188     |         713
Interest expense                             12,052            2,153     |       5,713
Other expense                                   388              101     |         426
                                           --------          -------     |     -------
  Total costs and expenses                   76,282           13,309     |      55,601
                                           --------          -------     |     -------
INCOME BEFORE PROVISION                                                  |
  FOR INCOME TAXES                              497              732     |       5,597
PROVISION FOR INCOME TAXES                      631                0     |       2,414
                                           --------          -------     |     -------
NET (LOSS)/INCOME                          $   (134)         $   732     |     $ 3,183
                                           ========          =======     |     =======

                           COLORADO PRIME CORPORATION
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                           Thirty-nine Weeks      Seven Weeks  |    Thirty-two Weeks
                                                                 Ended               Ended     |         Ended
                                                                June 26,            June 27,   |         May 9,
                                                                  1998                1997     |          1997
                                                           -----------------      -----------  |    ----------------
                                                                                               |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                          |
Net (loss)/income                                                 (134)             $   732    |         $ 3,183
                                                                ------              -------    |         -------
Adjustments to reconcile net (loss)/income to                                                  |
  net cash                                                                                     |
     provided by (used in) operating activities:                                               |
     Depreciation and amortization                               3,189                  674    |           2,292
     Deferred income taxes                                          --                   --    |             845
     Provision for doubtful accounts                             5,404                  724    |           3,073
     Change in operating assets and liabilities:                                               |
          Accounts receivable                                   (6,895)              (1,237)   |          (6,225)
          Inventories                                              110                   81    |            (747)
          Prepaid expenses and other                              (284)                (105)   |             (77)
          Recoverable income taxes                               2,483                   --    |              --
          Other assets                                            (719)                (322)   |             (33)
          Accounts payable                                      (1,614)               1,167    |          (1,560)
          Accrued expenses                                      (5,407)              (3,222)   |            (232)
          Other liabilities                                       (479)                (561)   |              37
          Income and other taxes payable                           566                  (70)   |           1,407
                                                                ------              -------    |         -------
Total adjustments                                               (3,646)              (2,871)   |          (1,220)
                                                                ------              -------    |         -------
Net cash provided by (used in) operating activities             (3,780)              (2,139)   |           1,963
                                                                ------              -------    |         -------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                          |
Investments in property, plant and equipment                      (733)                 (69)   |            (580)
Net assets acquired                                                 --               (2,352)   |              --
                                                                ------              -------    |         -------
Net cash used in investing activities                             (733)              (2,421)   |            (580)
                                                                ------              -------    |         -------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                          |
Borrowings (repayment) of revolver                               4,795               (1,300)   |              --
Decrease in notes payable                                           --                   --    |          (1,051)
Net proceeds from 144a notes                                        --               87,566    |              --
Proceeds from issuance of revolver                                  --               24,000    |              --
Capital contribution from parent                                    --               25,873    |              --
Repayment of notes payable                                          --              (58,707)   |              --
Repayment of senior notes                                           --              (43,260)   |              --
Distribution to former shareholders                                 --              (33,120)   |
Decrease in capital lease obligations                             (207)                 (41)   |            (258)
Dividend to CPH                                                   (411)                  --    |              --
Return of capital to CPH                                            (5)                  --    |              --
                                                                ------              -------    |         -------
Cash provided by (used in) financing activities                  4,172                1,011    |          (1,309)
                                                                ------              -------    |         -------
NET INCREASE (DECREASE) IN CASH                                   (341)              (3,549)   |              74
                                                                                               |
CASH, BEGINNING OF PERIOD                                          972                5,544    |           1,716
                                                                ------              -------    |         -------
CASH, END OF PERIOD                                             $  631              $ 1,995    |         $ 1,790
                                                                ======              =======    |         =======

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

                                                  June 26, 1998
                                              (Dollars in Thousands)
                                          Kal-Mar     Concord      Prime
                                          -------     -------      -----
Current assets                            $210         63,340          12
Non-current assets                         831         37,633          --
Current liabilities                        (88)        (2,778)       (711)
Non-current liabilities                     --        (56,900)         --
                                          ----        -------       -----
Net assets (liabilities)                  $953        $41,295       $(699)
                                          ====        =======       =====


                                         For the thirty-nine weeks ended
                                                  June 26, 1998
                                              (Dollars in Thousands)
                                          Kal-Mar     Concord      Prime
                                          -------     -------      -----
Net revenues                              $120        $15,161      $0
Gross profit                               120         15,161       0
Income before provision for
  income taxes                              41          7,002       0


Separate financial statements of the Company's subsidiaries are not presented, as the Company's management has determined that (i) the data presented above provides meaningful information and (ii) the date in separate financial statements other than that presented above would not be material to the investors of the Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information set forth herein contains forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21 E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements.

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

PRESENTATION OF DATA FOR COMBINED PERIODS

The pro forma results of operations for the thirteen and thirty-nine weeks ended June 27, 1997 are presented for comparative purposes only, and not as combined or consolidated results of operations in accordance with Generally Accepted Accounting Principles ("GAAP") nor as a replacement for the separate period results of operations presented in the Company's consolidated financial statements presented elsewhere in this report.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 26, 1998 COMPARED TO THIRTEEN WEEKS ENDED JUNE 27,
1997.

Total revenue for the thirteen weeks ended June 26, 1998 increased by $1.1 million or 2.8%, to $39.4 million from $38.3 million for the thirteen weeks ended June 27, 1997. Food revenue for the thirteen weeks ended June 26, 1998 and June 27, 1997 was $21.6 million. Non-food revenue for the thirteen weeks ended June 26, 1998 increased by $1.3 million or 10.1%, to $14.5 million from $13.2 million for the thirteen weeks ended June 27, 1997. The increase is non-food revenue was due to higher sales from new and existing customers and higher service policy revenue. Finance income for the thirteen weeks ended June 26, 1998 decreased by $0.2 million or 7.5%, to $3.4 million from $3.6 million for the thirteen weeks ended June 27, 1997. The decrease in finance income resulted from a reduction in eligible non-food interest earning accounts, offset by higher handling fees from food transactions.

Gross profit for the thirteen weeks ended June 26, 1998 increased by $1.2 million, or 4.8%, to $26.0 million from $24.8 million for the thirteen weeks ended June 27, 1997. The gross profit margin increased to 66.0% for the thirteen weeks ended June 26, 1998 from 64.7% for the thirteen weeks ended June 27, 1997. The increase in the gross profit margin was primarily due to a favorable mix of total revenues towards non-food products which have a higher margin.

SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the thirteen weeks ended June 26, 1998, these expenses increased by $2.3 million or 11.8%, to $22.2 million from $19.9 million for the thirteen weeks ended June 27, 1997. The increase was primarily due to $1.5 million higher bad debt expense due to an increase in the age and rate of delinquent accounts, $.5 million higher incentive pay to sales personnel and a $.25 million increase in telemarketing costs, partially offset by $.25 million lower non-sales incentive costs. As a percentage of total revenues, SG&A expenses increased to 56.3% for the thirteen weeks ended June 26, 1998 from 51.9% for the thirteen weeks ended June 26, 1997.

Interest expense for the thirteen weeks ended June 26, 1998 increased to $4.0 million from $3.2 million for the thirteen weeks ended June 27, 1997. The increase was attributable to a greater level of borrowing at a higher rate of interest under the new debt facilities, as compared to the financing in effect during the previous period.

Other expense for the thirteen weeks ended June 26, 1998 was $.1 million and $.2 million for the thirteen weeks ended June 27, 1997.

Provision (benefit) for income taxes for the thirteen weeks ended June 26, 1998 decreased by $.7 million to $(.3) million from $.4 million for the thirteen weeks ended June 27, 1997. The increase in the effective income tax rate is due to an increase in certain nondeductible expenses as a percentage of taxable income.

Net loss for the thirteen weeks ended June 26, 1998 was $.4 million as compared to net income of $.8 million for the thirteen weeks ended June 27, 1997 for the reasons discussed above.

THIRTY-NINE WEEKS ENDED JUNE 26, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED JUNE 27, 1997.

Total Revenue for the thirty-nine weeks ended June 26, 1998 and June 27, 1997 was $115.9 million. Food revenue for the thirty-nine weeks ended June 26, 1998 decreased by $.4 million or .6%, to $64.0 million from $64.4 million for the thirty-nine weeks ended June 27, 1997. The decrease in food revenue was due to lower sales to existing customers partially offset by an increase in sales to new customers. Non-food revenue for the thirty-nine weeks ended June 26, 1998 increased by $.4 million or .9%, to $41.2 million from $40.8 million for the twenty-six weeks ended June 27, 1997. The increase in non-food revenue is due to higher sales to new customers and higher service policy revenue, partially offset by a decrease in sales to existing customers. Finance income for the thirty-nine weeks ended June 26, 1998 and June 27, 1997 was $10.7 million.

Gross Profit for the thirty-nine weeks ended June 26, 1998 increased by $1.5 million or 2% to $76.8 million from $75.3 million for the thirty-nine weeks ended June 27, 1997. The gross profit margin increased to 66.2% for the thirty-nine weeks ended June 26, 1998 from 64.9% for the thirty-nine weeks ended June 27, 1997. The increase in the gross profit margin was primarily due to a favorable mix within non-food sales towards products that have a higher margin.

SG&A expenses are principally comprised of selling, delivery and general and administrative expenses. For the thirty-nine weeks ended June 26, 1998, these expenses increased by $3.1 million or 5.1%, to $62.7 million from $59.6 million for the thirty-nine weeks ended June 27, 1997. The increase was primarily due to $1.6 million higher bad debt expense due to an increase in the age and rate of delinquent accounts, $.9 million higher incentive pay to sales personnel, $.7 million higher telemarketing costs and $.3 million higher medical insurance costs, partially offset by $.2 million of lower non-sales incentive costs. As a percentage of total revenues, SG&A expenses increased to 54.1% for the thirty-nine weeks ended June 26, 1998 from 51.5% for the thirty-nine weeks ended June 27, 1997.

Interest expense for the thirty-nine weeks ended June 26, 1998 increased to $12.1 million from $7.9 million for the thirty-nine weeks ended June 27, 1997. The increase was attributable to a greater level of borrowing at a higher rate of interest under the new debt facilities, as compared to the financing in effect during the previous period.

Other expense for the thirty-nine weeks ended June 26, 1998 was $.4 million and $.5 million for the thirty-nine weeks ended June 27, 1997.

Provision for income taxes for the thirty-nine weeks ended June 26, 1998 decreased by $2.1 million to $0.6 million from $2.7 million for the thirty-nine weeks ended June 27, 1997. The increase in the effective income tax rate is due to an increase in certain nondeductible expenses as a percentage of taxable income for the thirty-nine weeks ended June 26, 1998 and June 27, 1997. Due to the impact of certain fixed, recurring, nondeductible expenses on the Company's effective income tax rate, the effective rate is, in future periods, subject to change based on the earnings achieved and the relationships of those earnings to those fixed nondeductible expenses.

Net Loss for the thirty-nine weeks ended June 26, 1998 was $.1 million as compared to net income of $3.6 million for the thirty-nine weeks ended June 27, 1997 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the thirty-nine weeks ended June 26, 1998 was $3.8 million, primarily comprised of non-cash charges of $8.6 million and proceeds from income tax recoveries of $2.5 million offset by a $6.9 million increase in accounts receivable, $.7 million increase in other assets and a $7.0 million decrease in accounts payable and accrued expenses.

Net cash used in investing activities for the thirty-nine weeks ended June 26, 1998 of $.7 million was for capital expenditures.

Net cash provided by financing activities for the thirty-nine weeks ended June 26, 1998 was $4.2 million, primarily comprised of $5.0 million additional borrowings under the revolver, partially offset by $.2 million of repayments of capital leases and a $.4 million dividend to CPH to fund certain expenses incurred by CPH.

The Company had working capital of $52.2 million as of June 26, 1998 compared to $51.2 million as of September 26, 1997.

The Company has a $50.0 million working capital revolver, with $24.9 million of unused capacity as of June 26, 1998. The working capital revolver contains certain covenants requiring the Company to meet certain financial tests including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum leverage ratio, the maintenance of a minimum net worth and a limitation on capital expenditures. The working capital revolver and the senior unsecured notes impose certain other restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under its working capital revolver is secured by all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

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

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the thirty-nine weeks ended June 26, 1998.

Other -- Year 2000

     The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company has assessed and continues to assess the impact of the Year 2000 on its operations which includes the evaluation of the measures being undertaken by its critical suppliers to address their Year 2000 compliance. The Company believes, based upon its internal reviews and other factors, the future external and internal costs to be incurred relating to the modification of internal use software for the Year 2000 will not have a material effect on the Company's results of operations or financial position.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit No.                Description

        10.1        Waiver No. 1 to Credit Agreement dated May 12, 1998

        10.2        Amendment No. 4 to Credit Agreement dated June 26, 1998

        27.1        Financial Data Schedule

(b) There were no Forms 8-K filed during the quarter for which this report is filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto daily authorized.

                                   COLORADO PRIME CORPORATION
                                          (Registrant)

Dated: August 7, 1998              By: /s/ William F. Dordelman
                                   ---------------------------------
                                   Chief Executive Officer and
                                   Chairman of the Board

Dated: August 7, 1998              By: /s/ Matthew Burris
                                   ---------------------------------
                                   Chief Financial Officer, Vice
                                   President and Director