Form 10-K
period 1998-09-25
COLORADO PRIME CORP
filed 1998-12-24
CIK 813356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

                         COMMISSION FILE NUMBER 1-09559

                           COLORADO PRIME CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                      Delaware                                   11-2826129
  (State or other jurisdiction of incorporation or            (I.R.S. Employer
                    organization)                            Identification No.)
500 Bi-County Boulevard, Farmingdale, New York 11735

       Registrant's telephone number, including area code: (516) 694-1111

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The number of shares of Common Stock of the registrant outstanding as of December 24, 1998 was 1,000.

                       Documents Incorporated by Reference

                                      None

                                     PART I

Item 1. Business

Certain information set forth herein contains forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are "forward-looking statements" for the purpose of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding any future economical conditions or performance and any statements of assumptions underlying any of the foregoing. Such statements are subject to certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements.

Colorado Prime Corporation and subsidiaries (the "Company" or "CPC") is a Delaware corporation and was incorporated in 1986. The Company is a wholly owned subsidiary of Colorado Prime Holdings, Inc. ("CPH"), formerly KPC Holdings Corporation ("Holdings"). On May 9, 1997, pursuant to a merger agreement between Holdings and Thayer Equity Investors III, L.P., a private equity investment limited partnership ("Thayer"), Colorado Prime Acquisition Corp. ("CPAC"), a transitory acquisition company established by Thayer prior to the consummation of the merger, merged with and into Holdings (the "Merger") following which Holdings was the surviving corporation and was renamed CPH.

General

The Company is a leading direct marketer of high quality, value-added food programs and products related to in-home dining and entertainment. Using a combination of telemarketing and in-home selling, CPC believes that it is the only company to offer this type of in-home shopping service on a broad scale, serving 32 states through 80 sales offices. The Company sells individually packaged, top quality meats and poultry, seafood, assorted pasta dishes and a wide selection of prepared entrees for direct delivery to consumer households. The Company's food products are of a quality generally found only in specialty gourmet shops and high-end restaurants and require simple preparation using a microwave, conventional oven or grill. As a complement to its food products, the Company also sells food-related and home entertainment appliances and accessories with unique features not generally available in traditional retail channels. The purchase of non-food items enables customers to earn a lifetime discount on food purchases.

The Company employs approximately 1,025 telemarketers and approximately 500 sales representatives. The Company's telemarketers schedule in-home sales presentations. During a sales presentation, the Company's sales representatives present the Company's product offerings and design a customized food program for the customer. The average food order is designed to meet approximately two-thirds of a family's evening meal needs for a six-month period. In addition, approximately 70% of initial orders in fiscal 1998 included the purchase of non-food items. After a customer places an order, a Company representative delivers and stores the food directly into the customer's freezer. To facilitate the purchase of its products, the Company offers convenient financing options through a wholly-owned finance subsidiary.

Products and Services

The Company offers a selected mix of food and non-food products.

Food Products

The Company markets its food products as "Restaurant quality at home." The Company's food product line consists of approximately 300 items, with entrees of a grade and quality comparable to those available only through specialty butchers, fine gourmet shops or specialty catalogs. These products range from select cuts of top quality beef, pork, veal, lamb and poultry, to prepared gourmet dishes such as stuffed chicken breast, marinated pork chops and Mexican and Italian entrees. The Company's frozen entrees may be prepared using a microwave, conventional oven or grill, with 70% of such products requiring only 20 minutes or less for preparation. As a service to its customers, the Company also sells a selected line of brand name grocery items and other household products generally available in local retail food outlets. The Company refines its menu to accommodate changing customer demands.

With the exception of brand name grocery items, the Company's food items are produced either by the Company or by premium food wholesalers according to the Company's stringent specifications. Approximately 50% of the Company's food revenue consists of items that are processed in the Company's processing facility. Most food products carry the Company's trademark and all food products are sold with a 100% customer satisfaction guarantee that the Company will replace any product that does not completely satisfy the customer's expectations. New food revenues for each of the three years in the period ended September 25, 1998 were approximately 21% of product sales. Reorder food revenues for each of the three years in the period ended September 25, 1998 were 40%, 41% and 41%, respectively, of product sales.

Non-Food Products

As a complement to the customer's food purchases, the Company sells a diverse line of non-food items related to in-home dining and entertainment. The purchase of non-food items enables customers to receive a lifetime discount on their food purchases through the discount marketing program. The Company currently offers approximately 20 food-related appliances or accessories, such as freezers, microwave ovens, barbecue grills, cookware, china and crystal, imported stainless flatware and cutlery. The Company recently expanded its appliance line to include home entertainment products such as large screen televisions, camcorders and personal computers. The Company's non-food items are purchased by special arrangements with manufacturers and have unique features that are not generally available in typical retail channels. New non-food revenues for each of the three years in the period ended September 25, 1998 were approximately 25%, 24%, and 23%, respectively, of product sales. Reorder non-food revenues for each of the three years in the period ended September 25, 1998 were 14%, 15%, and 15%, respectively, of product sales.

Customer Financing

As an additional source of revenue and as a service to its customers, the Company offers the option to finance purchases through the Company's wholly-owned finance subsidiary. Most customer purchases are financed on a revolving credit account. Generally, food products may be paid in six monthly installments without additional cost to the consumer except for a nominal monthly service charge. Non-food products are financed using open-end credit accounts with balances, which are typically paid over a period of 36 to 60 months at market interest rates. Customers are billed separately for food and non-food purchases.

Marketing

Customer Acquisition

The Company purchases telemarketing target lists from a variety of sources. Donnelley Marketing, Inc. is the primary source of outside lists, accounting for 15% of the Company's new customers in fiscal 1998. Additional sources include JAMI Marketing Services, Inc., recent home buyer lists and neighborhood and zip code canvassing. The screened lists of potential customers are distributed to the Company's telemarketing forces who contact prospective customers to introduce the Company's product offerings and schedule an in-home presentation.

The Company also identifies potential customers through recommendations from existing customers. During fiscal 1998, the Company's referral customers were the source of approximately 33% of all new customers. Referrals are particularly valuable to the Company due to the reduced marketing and sales costs associated with the sale.

Discount Marketing Program

The Company's marketing efforts are facilitated by its discount marketing program which provides customers with a lifetime discount on food products when they purchase the Company's non-food products. The discount on the food products generally offsets a customer's incremental monthly payments on non-food purchases. The discount increases with each subsequent non-food purchase up to a maximum possible discount of 50%. During fiscal 1998, 90% of the Company's customers participated in the discount marketing program.

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

Distribution and Delivery

One of the Company's key competitive advantages is the efficient distribution of perishable foods to its customers' homes. All food items are shipped from the Company's Farmingdale, New York plant. Products are transported either by Company-operated 48-foot freezer tractor trailers or independent carriers who pick up shipments from Farmingdale and off-load them to the Company's delivery trucks at one of 18 leased regional depots for delivery to customers. An appointment is made with each customer for delivery of an order at the customer's convenience, including evening hours and Saturdays. Orders are delivered into the home and packed into the customer's freezer by Company employees. With the exception of a customer service follow-up call, this serves as the final step in the Company's quality control process. Generally, non-food items are stored regionally by the Company's suppliers and are delivered by UPS or other delivery service. This significantly reduces the Company's direct storage, handling and inventory carrying costs.

Suppliers

The Company purchases its food and non-food products from a variety of vendors. The Company strives to maintain relationships with several suppliers for each of its major food and non-food items to ensure product availability and to maintain flexibility with regard to cost control. In fiscal 1998, the Company's two largest suppliers, Broich Enterprises (a freezer supplier) and Beef America, accounted for 12% and 9%, respectively, of total non-food and food purchases. In late fiscal 1998 Beef America ceased operations. The Company does not believe, however, this had a significant impact on the Company's operations as several alternative sources of product are available on competitive terms. The next largest food supplier was Nebraska Beef, which accounted for 4% of total non-food and food purchases in fiscal 1998. The Company believes it has a good relationship with each of its suppliers and that alternate suppliers are readily available. In October 1998, the Company entered into one year fixed-price supply contracts with four beef suppliers.

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

Employees

The Company has approximately 2,300 employees. Approximately 120 manufacturing and delivery personnel are represented in collective bargaining agreements by Local 210 of the Warehouse and Production Employees Union. The current contract expires on October 2, 1999. The Company believes it has a satisfactory relationship with its unionized labor force.

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

Company Facilities

                                                                         LEASE
LOCATION                   OWNED/LEASED      DESCRIPTION OF FACILITY     EXPIRATION
Farmingdale, NY            Leased            Headquarters                August 2013
Farmingdale, NY            Owned             Preparation, storage and    --
                                             shipping plant
Pompano Beach, FL          Leased            Office, warehouse and       November 2006
                                             vehicle repair depot
Farmingdale, NY            Owned             Vehicle repair depot        --
Farmingdale, NY            Owned             Grocery warehouse           --

In addition to those facilities indicated in the table above, the Company leases space for its 83 regional sales offices and 18 regional delivery depots under short-term commercial leases, which typically have terms of three to five years.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Not applicable.

As of December 24, 1998, there was one holder of record of the Company's Common Stock.

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

New Basis of Accounting

As a result of the merger described in Item 1, a new basis of accounting under the "push down" method was adopted effective May 9, 1997. Under this method, the assets and liabilities of the Company were revalued to reflect CPH's new cost basis in the Company, which is based on the fair values of such assets and liabilities on May 9, 1997. Financial data for the period subsequent to May 9, 1997, reflect the adoption of this new basis of accounting and, accordingly, data for all annual fiscal periods presented herein may not be comparable with the data presented which includes the period subsequent to May 9, 1997.

                             (DOLLARS IN THOUSANDS)

                              FISCAL YEAR           TWENTY          THIRTY-TWO
                                 ENDED            WEEK PERIOD       WEEK PERIOD
                               SEPTEMBER             ENDED            ENDED                   FISCAL YEAR ENDED SEPTEMBER,
                                 1998          SEPTEMBER 26, 1997  MAY 9, 1997        1996                1995               1994
                              -----------          ---------        ---------       ---------           ---------          ---------
Operating Data
Product Sales                  $ 137,726           $  54,407        $  85,510       $ 142,651           $ 144,966          $ 134,025
Finance income earned             14,005               5,600            8,637          12,792              11,524             11,201
                               ---------           ---------        ---------       ---------           ---------          ---------
Total revenue                    151,731              60,007           94,147         155,443             156,490            145,226
Cost of goods sold                51,649              21,195           32,949          56,387              59,906             58,640
                               ---------           ---------        ---------       ---------           ---------          ---------
Gross Profit                     100,082              38,812           61,198          99,056              96,584             86,586
Selling, general and
    administrative                86,006              31,923           48,749          80,901              80,988             75,326
Severance-related costs              791(d)             --               --              --                  --                 --
Amortization of goodwill           1,575                 540              713           1,164               1,164              1,187
Interest expense                  16,164               6,222            5,713           9,130               8,017              6,783
Other expense                        551                 245              426           7,089(a)              767(a)             559
                               ---------           ---------        ---------       ---------           ---------          ---------
Income (loss) before
provision (benefit) for
income taxes                      (5,005)               (118)           5,597             772               5,648              2,731
Provision (benefit) for
income taxes                      (1,462)                130            2,414           1,262               2,738              1,781
                               ---------           ---------        ---------       ---------           ---------          ---------
Net income (loss)              $  (3,543)          $    (248)       $   3,183       $    (490)          $   2,910          $     950
                               =========           =========        =========       =========           =========          =========

                                                AS OF FISCAL YEAR ENDED SEPTEMBER,
                                  1998           1997           1996           1995           1994
                                --------       --------       --------       --------       --------
Balance Sheet Data
Working capital                 $ 49,431       $ 51,235       $ 52,902       $ 48,065       $ 44,826
Total assets                     172,027        169,773        150,784        143,841        136,525
Long-term debt (including
current portion) (b)             125,600        118,675         93,541         82,102         76,897
Stockholder's equity              21,665         25,625         40,669         44,278         43,606

                          FISCAL YEAR        TWENTY          THIRTY-TWO
                             ENDED         WEEKS ENDED       WEEKS ENDED             FISCAL YEAR ENDED SEPTEMBER,
                        SEPTEMBER 1998  SEPTEMBER 26, 1997   MAY 9, 1997        1996             1995             1994
                           ---------        ---------        ---------        ---------        ---------        ---------
Other Financial Data
EBITDA (c)                 $  14,309        $   7,396        $  13,397        $  20,062        $  17,424        $  13,031
EBITDA margin (c)                9.4%            12.3%            14.2%            12.9%            11.1%             9.0%

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

d) Fiscal 1998 includes a charge for severance related cost incurred in connection with the former Chief Executive Officer. See Item 10.

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

                                                           PRO
                                                         FORMA 52
                                                          WEEKS
                                                          ENDED
                                          FISCAL        SEPTEMBER       FISCAL
                                           1998           1997           1996
                                           ----           ----           ----
Statement of Operations
    and Other Financial
    Data:
Total revenue                             100.0%          100.0%         100.0%
Gross profit                               66.0            64.9           63.7
Selling, general and
    administrative expenses                56.7            52.4           52.0
Severance-related costs                     0.5            --             --
Interest expense                           10.7             7.7            5.9
Amortization of goodwill                    1.0             0.8            0.7
Other expense                               0.4             0.4            4.6
Provision (benefit)for                     (1.0)            1.6            0.8
    income taxes
Net income (loss)                          (2.3)            1.9           (0.3)
EBITDA                                      9.4            13.4           12.9

Fiscal Year ended September 25, 1998 compared to Fiscal Year ended September 26, 1997 (Pro Forma)

Total revenue for the fifty-two weeks ended September 25, 1998 decreased by $2.5 million, or 1.6%, to $151.7 million from $154.2 million for the fifty-two weeks ended September 26, 1997. Food revenue for the fifty-two weeks ended September 25, 1998 decreased by $1.8 million, or 2.1%, to $84.3 million from $86.1 million for the fifty-two weeks ended September 26, 1997. The decrease was primarily due to lower sales to existing customers. Food revenue was positively affected by price increases consistent with prior years' inflation-related price increases. Non-food revenue for the fifty-two weeks ended September 25, 1998 decreased by $0.4 million, or 0.7%, to $53.5 million from $53.9 million for the fifty-two weeks ended September 26, 1997. The decrease was due to lower sales to existing customers offset by higher sales to new customers. Non-food revenue was positively affected by price increases consistent with prior years inflation related price increases. Finance income for the fifty-two weeks ended September 25, 1998 decreased by $0.2 million, or 1.4%, to $14.0 million from $14.2 million for the fifty-two weeks ended September 26, 1997. The decrease in finance income resulted primarily from a reduction in eligible non-food interest earning accounts offset by higher handling fees from food transactions.

Gross profit for the fifty-two weeks ended September 25, 1998 increased by $0.1 million, or 0.1% to $100.1 million from $100.0 million for the fifty-two weeks ended September 26, 1997. Gross profit margin increased to 66.0% for the fifty-two weeks ended September 25, 1998 from 64.9% for the fifty-two weeks ended September 26, 1997. The increase in gross profit margin was the result of a favorable mix of total revenues towards non-food products which have a higher margin and the impact of a price increase.

SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the fifty-two weeks ended September 25, 1998, these expenses increased by $5.3 million, or 6.6% to $86.0 million from $80.7 million. As a percentage of total revenues, SG&A expenses increased to 56.7% for the fifty-two weeks ended September 25, 1998, from 52.3% for the fifty-two weeks ended September 26, 1997. The increase was primarily due to $1.3 million higher sales incentive costs, $1.0 million higher telemarketing cost, $2.1 million higher bad debt expense due to the recognition of an increase in the age and rate of delinquent accounts and $0.5 million higher self-funded medical insurance cost.

The Company incurred approximately $0.8 million of severance-related costs to the former Chief Executive Officer in accordance with the terms of his employment agreement.

Interest expense for the fifty-two weeks ended September 25, 1998 increased to $16.2 million from $11.9 million for the fifty-two weeks ended September 26, 1997. The increase was primarily attributable to a greater level of borrowing (as a result of the debt issued in connection with the merger) at a lower rate of interest during 1998, as compared to the financing in effect during the previous period.

Other expense for the fifty-two weeks ended September 25, 1998 decreased by $0.1 million to $0.6 million from $0.7 million for fiscal 1997.

Provision (Benefit) for income tax for the fifty-two weeks ended September 25, 1998 decreased by $4.0 million to a benefit of $1.5 million from a provision of $2.5 million for fiscal 1997. The decrease is primarily attributable to lower pretax earnings for the fifty-two weeks ended September 25, 1998, partially offset by certain non-deductible expenses.

The Company recorded a net loss of $3.5 million or (2.3%) of total revenues for the fifty-two weeks ended September 25, 1998 as compared to net income of $2.9 million or 1.9% of total revenues for fiscal 1997 for the reasons stated above.

EBITDA for the fifty-two weeks ended September 25, 1998 decreased by $6.5 million or 31%, to $14.3 million from $20.8 million for fiscal 1997. EBITDA margin as a percentage of total revenue decreased by 9.4% for the fifty-two weeks ended September 25, 1998 from 13.5% for fiscal 1997 for the reasons stated above. See footnote (c) to "Selected Financial Data".

Fifty-two weeks ended September 26, 1997 (Pro Forma) Compared to Fiscal Year ended September 27, 1996.

Total revenue for the fifty-two weeks ended September 26, 1997 decreased by $1.2 million, or 0.8%, to $154.2 million from $155.4 million for the fifty-two weeks ended September 27, 1996. Food revenue for the fifty-two weeks ended September 26, 1997 decreased by $2.6 million, or 3.0%, to $86.1 million from $88.7 million for the fifty-two weeks ended September 27, 1996. The decrease was primarily due to difficulties experienced by the Company locating and hiring qualified sales representatives in a low unemployment environment. In 1997, the Company continued to refine test programs designed to improve the recruitment and retention of sales representatives. Food revenue was positively affected by price increases commensurate with inflation. Non-food revenue for the fifty-two weeks ended September 26, 1997 decreased by $0.1 million, or 0.2%, to $53.9 million from $54.0 million for the fifty-two weeks ended September 27, 1996. Non-food revenue was positively affected by price increases commensurate with inflation and the sale of higher value appliances such as large screen televisions and camcorders, offset by the impact of reduction in food orders as non-food sales are only consummated if a food sale is made. Finance income for the fifty-two weeks ended September 26, 1997 increased by $1.4 million, or 11.3%, to $14.2 million from $12.8 million for the fifty-two weeks ended September 27, 1996. The increase in finance income earned resulted from larger customer account receivable balances due primarily to the sale of higher value appliances and selective use of extended financing terms.

Gross profit for the fifty-two weeks ended September 26, 1997 increased by $1.0 million, or 1.0%, to $100.0 million from $99.0 million for the fifty-two weeks ended September 27, 1996. Gross profit margin increased to 64.9% for the fifty-two weeks ended September 26, 1997 from 63.7% for the fifty-two weeks ended September 27, 1996. The increase in gross profit margin was the result of shifting processing for the Company's poultry items to its in-house facility, lower overhead costs, an increase in finance income and a price increases. Additionally, gross profit margin benefited from a favorable mix of non-food product sales toward items which generally have a higher profit margin.

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

Interest expense for the fifty-two weeks ended September 26, 1997 increased to $11.9 million from $9.1 million for the fifty-two weeks ended September 27, 1996. The increase was primarily attributable to a greater level of borrowing (as a result of the debt issued in connection with the merger in May 1997) at a higher rate of interest during 1997, as compared to the financing in effect during the previous period.

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

Liquidity and Capital Resources

Net cash used in operating activities for the fifty-two weeks ended
September 25, 1998 was $1.5 million, primarily comprised of a net loss of $3.5 million, an increase in accounts receivable of $7.6 million, an increase in prepaid assets of $0.5 million, a decrease in account payable, accrued expenses and other liabilities of $2.6 million and an increase in other assets of $0.7 million, partially offset by non cash charges of $11.8 million and an decrease in refundable income taxes of $1.6 million.

Cash provided by financing activities for the fifty two weeks ended September 25, 1998 was $2.4 million, primarily comprised of borrowings under the working capital revolver of $3.0 million partially offset by $0.3 million in capital lease payments and a $0.4 million dividend to CPH to fund certain acquisition related costs.

The Company's primary use of cash in investing activities is the purchase of property and equipment. Capital expenditures in fiscal 1998 totalled $1.1 million. The Company expects that capital expenditure requirements will be approximately $1.5 million for fiscal 1999.

The Company's average working capital borrowings for fiscal 1998 was $23.7 million. The increase is due primarily to borrowings to fund the semi-annual interest payments on the Senior Notes. The Company's maximum working capital borrowings outstanding during the period was $27.3 million.

The Company has a $50.0 million working capital revolver, with $26.6 million of available borrowings as of September 25, 1998. The working capital revolver contains certain covenants requiring the Company to meet certain financial tests including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum leverage ratio, the maintenance of a minimum net worth and a limitation on capital expenditures. The working capital revolver and the notes impose certain other restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under its working capital revolver is secured by all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles. Effective September 25, 1998 the Company was in compliance or had received waivers for covenants it had violated.


Management believes that cash flow from operations, together with other available sources of funds including the availability of borrowings under its working capital revolver, will be adequate for at least the next twelve months to make required payments of principal and interest on the Company's indebtedness and to fund anticipated capital expenditures and working capital requirements. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. Debt outstanding under the working capital revolver will bear interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates.

Subject to market conditions and contractual requirements, the Company may consider and effect the refinancing of a part of its indebtedness in fiscal 1999 in order to improve its debt service position and to reduce its net interest expense.

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the three fiscal years ended September 25, 1998. Subsequent to the reported period, management is examining the current operating structure for opportunities to reduce operating cost without impacting the products and services the Company provides.

Recent Developments

The Company has approved a change in its fiscal year from the last Friday in September to a January through December period. The new 1999 fiscal year will begin on December 26, 1998 and end on December 24, 1999. Fiscal 2000 will be a 53 week year and end December 29, 2000.

Subsequent to the reported period and in view of the results of such period, the Company's new senior management team undertook an examination of the Company's operating structure in order to identify opportunities to reduce operating costs without impacting the products and services the Company provides its customers. Among the items considered by the Company were a review of the option to outsource its plant operations and an examination of administrative processes for possible efficiencies. The Company also examined its financial reporting obligations for the October to December 1998 quarter in relation to the change in its fiscal calendar.

As a result, the Company plans to take a restructuring charge in the period ending December 25, 1998 which may include but not be limited to: (i) transition plan and plant closing costs associated with entering an outsourcing contract for its current plant activities, (ii)employee separation costs, largely related to union negotiations that are not complete, (iii)real estate expenses associated with changes in operations, and (iv)costs associated with renegotiating new lending covenants with current lending institutions. The Company is not yet able to quantify the anticipated amount of the restructuring charge, the final amount of which will be dependent upon the precise actions taken in respect of the above-referenced actions. The Company anticipates that such amounts may total from $3.0 to $6.0 million.

Other - Year 2000

The Company has developed a comprehensive plan to address Year 2000 issues. The plan addresses three main areas: (a) information systems; (b) embedded chips; and (c) supply chain readiness. To oversee the process, the Company has established an oversight committee which reports to the Board of Directors and the Audit Committee.

The Company has identified potential deficiencies related to Year 2000 in its information systems, both hardware and software, and is in the process of addressing them through upgrades and other remediation. The Company expects to complete remediation and testing of its internal systems in the summer of 1999. With respect to other equipment with date-sensitive operating controls such as manufacturing equipment, HVAC, security and other similar systems, the Company is near completion in the process of identifying those items which may require remediation or replacement. The Company expects to complete remediation or replacement and testing of these systems in the summer of 1999. As for the third parties, the Company is in the process of identifying and contacting, both inventory and non-inventory suppliers. This process includes the solicitation of written responses to questionnaires. The Company has the right to terminate its agreement with its major beef suppliers if documentation as to the supplier's Year 2000 readiness is not provided. The Company expects to have a better understanding of the Year 2000 readiness of these third parties over the next several months.

Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are not expected to be material.

At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. As with all manufacturers and distributors of products such as those sold by the Company, a reasonable worst case scenario would be the result of failures of third parties (including, without limitation, governmental entities and entities with which the Company has no direct involvement) that continue for more than several days in various geographic areas where the Company's products are produced or sold or in areas from which the Company's raw materials and products are sourced. In connection with the production of products and suppliers of raw materials the Company is considering various contingency plans. Continuing failures that limit consumers' ability to purchase would most likely have a material adverse effect on the Company's results of operations. The extent of such lost revenue cannot be estimated at this time; however, the Company is considering contingency plans to limit, to the extent possible, the effect of such lost revenue on the Company's results of operations. Any such plans would necessarily be limited to matters over which the Company can reasonably control.

The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 compliant.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are listed under Item 14 in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    Part III

Item 10. Directors, Executive Officers and Key Employees of the Registrant.

The following table sets forth the names, ages as of September 25, 1998 and positions of each person who is a director, executive officer or key employee of the Company.

---------------------------------- -------- ----------------------------------------
NAME                                  AGE                   POSITION
---------------------------------- -------- ----------------------------------------
Dr. Paul Stern                     59       Chairman of the Board and Chief
                                            Executive Officer
Paul Roman                         48       President, Chief Operating Officer and
                                            Director
Matthew Burris                     36       Chief Financial Officer, Vice President
                                            and Director
Ricardo DeSantis                   55       Vice President of Marketing
Steven Lachenmeyer                 32       Vice President, Controller and
                                            Secretary
Charles Montanino                  70       Vice President of Plant Operations
Kenneth Payne                      50       Vice President of Operations
Joseph Ugenti                      54       Vice President Customer Acquisition
Brian Mulvehill                    41       Vice President-East Coast Division
Ronald Mel                         32       Vice President-Midwest Division
John DeMaio                        43       Vice President-Southwest Division
Joseph Billi                       34       Vice President-Northeast Division
Lawrence Scuderi                   57       Vice President-Management, Development
                                            and Training
Frederic Malek                     61       Director
William Dordelman                  57       Director
Daniel J. Altobello                57       Director
William Nicholson                  55       Director
Carl J. Rickertsen                 38       Director

Dr. Paul Stern was named Chairman of the Board and Chief Executive Officer of CPC in September 1998 upon the resignation of William Dordelman as Chairman of the Board and Chief Executive Officer. Dr. Stern became a Director of CPC following the consummation of the Merger. Dr. Stern co-founded Thayer Equity Investors III, L.P. in 1995. Prior to that, Dr. Stern was a Special Limited Partner at Forstmann Little & Co. From 1989 until 1993, Dr. Stern served as the Chairman and Chief Executive Officer of Northern Telecom Ltd. Prior to that, Dr. Stern served as President and Chief Operating Officer of Burroughs (later Unisys) Corporation, Corporate Vice President and later President of Commercial Electronics Operations at Rockwell International Corporation and Chairman and Chief Executive Officer of Braun AG in Germany. Dr. Stern serves on the Board of Dow Chemical Company, LTV Corporation, Whirlpool Corporation, Software AG Systems, Inc. and MLC Holdings, Inc.

Paul Roman was appointed President, Chief Operating Officer and Director in August 1998. From 1990 to 1997, Mr. Roman was President of Rollins Protective Services, a provider of electronic security services for commercial and residential alarm customers throughout the United States and a former division of Rollins Inc. Prior to 1990, Mr. Roman held positions within Rollins Protective Services ranging from sales to VP of Operations. Prior to that, Mr. Roman was an owner/operator of American Home Security from 1982 to 1985 and a consultant to the industry regarding financing, acquisitions, and general management assignments.

Matthew Burris was appointed Vice President, Chief Financial Officer and Director in March 1998. Previously, Mr. Burris worked in the finance and operations areas of Finlay Enterprises, the leading national operator of fine jewelry departments in major department stores. Mr. Burris joined Finlay in 1985 and was promoted to Vice President in 1988.

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

Joseph Billi was appointed Vice President of the New York/New Jersey Division in May 1997. Mr. Billi joined CPC in 1990. He held the positions of Corporate Trainer, Field Manager, Branch Sales Manager and sales representative.

Lawrence Scuderi was appointed Vice President of Management Development and Training in May 1997. Prior to that, Mr. Scuderi served as Vice President of the Midwest Division since 1993. Mr. Scuderi joined CPC in 1980 and held the position of Divisional Sales Manager from 1992 to 1993. From 1980 to 1992, Mr. Scuderi served as Branch Sales Manager and Corporate Training Director.

William Dordelman resigned as Chief Executive Officer and Chairman of the Board in September 1998 but remains a member of the Board of Directors. Mr. Dordelman had been Chairman of the Board and Chief Executive Officer of CPC since March 1993. Prior to joining CPC, Mr. Dordelman served as Co-Chief Executive Officer of the B. Manischewitz Company from May 1992 to March 1993. Previously, Mr. Dordelman was employed for 22 years with General Foods Corporation ("General Foods"), where he was President of the Foods Products Division and Group Vice President, overseeing General Foods' six U.S. packaged food divisions.

Frederic Malek became a Director of CPC following the consummation of the Merger. Mr. Malek founded Thayer Capital Partners in 1991 and co-founded Thayer Equity Investors III, L.P. in 1995. From 1989 to 1991, Mr. Malek was President and then Vice Chairman of Northwest Airlines. Prior to that time, Mr. Malek served as President of Marriott Hotels and Resorts from 1980 through 1988. Mr. Malek currently serves as director of several publicly-traded companies, including Automatic Data Processing Corp., American Management Systems, Manor Care Inc., FPL Group and Northwest Airlines.

Daniel J. Altobello became a Director of CPC in June, 1997. He has been Chairman of the Board of Directors of Onex Food Services, Inc., the world's largest airline catering group, since September 1995. From 1989 to 1995, Mr. Altobello was the Chairman and CEO of Caterair Holdings Corporation, the leveraged buyout of the In-Flite Services Division of Marriott Corporation. He is a former Executive Vice President of Marriott Corporation and President of Marriott's Airport Operations Group. Mr. Altobello currently serves as a director of American Management Systems, Inc., Blue Cross Blue Shield of Maryland, Inc., Care First, Inc., Care First of Maryland, Inc., MESA Air Group, World Airways, Inc., First Union Realty Trust, Sodexho Marriott Services, Inc., and Atlantic Aviation Holdings.

William Nicholson became a Director of CPC in June, 1997. Mr. Nicholson has been a private investor since September 1992. Prior to that, he served for eight years as the Chief Operating Officer of Amway Corporation, the world's largest multilevel marketing company, based in Ada, Michigan. He remains an advisor to Amway Corporation's Policy Board.

Carl J. Rickertsen was named Director of CPC in April 1998. Mr. Rickertsen joined Thayer as a partner in 1994. Prior to joining Thayer, Mr. Rickertsen was a General Partner with Hancock Park Associates, a Los Angeles-based venture capital buyout firm specializing in the acquisition of middle market and family-held companies. Prior to joining Hancock Park, Mr. Rickertsen was an Associate with Brentwood Associates, a venture capital firm in Southern California with over $500 million under management. Prior to joining Brentwood, Mr. Rickertsen worked in the High Technology Group for Morgan Stanley & Co., Inc. and at Robertson, Colman & Stephens. Mr. Rickertsen serves as Chairman of the Board of Directors of Software AG Systems, Inc. and Director of MLC Holdings, Inc.

Board Committees

The Board of Directors of the Company has established a compensation committee (the "Compensation Committee") and an audit committee (the "Audit Committee"). The Compensation Committee, which consists of Dr. Stern and Messrs. Malek and Nicholson, determines the compensation of the Company's executive officers. The Compensation Committee also administers the Company's Stock Option Plan (the "Option Plan"). The Audit Committee recommends the appointment of auditors and oversees the accounting and audit functions of the Company. Messrs. Rickertsen and Altobello comprise the Audit Committee.

Item 11.  Executive Compensation

The following table sets forth certain information concerning the compensation paid or earned during fiscal 1998 by the Company's Chief Executive Officer and the four other most highly paid executive officers whose total salary and bonus exceeded $100,000 for services rendered to the Company during fiscal 1998. The Company did not maintain any long-term incentive plans nor did it grant stock appreciation rights or restricted stock awards.

                           Summary Compensation Table

                                                                 ANNUAL COMPENSATION FOR THE YEAR ENDED
                                                                           SEPTEMBER 25, 1998

                                                                                     OTHER ANNUAL
                 NAME AND PRINCIPAL POSITION           SALARY         BONUS(4)      COMPENSATION(1)
             William Dordelman (2)                $    450,000  $      252,000              --
             Former Chairman of the Board and
             Chief Executive Officer

             Ricardo DeSantis                          207,000         100,000              --
             Vice President of Marketing

             Thomas Taylor (3)                          94,000         122,000              --
             Former Director and Chief
             Financial Officer

             Joseph Ugenti                             118,000          77,000              --
             Vice President of Customer
             Acquisition

             Kenneth Payne                             133,000          40,000              --
             Vice President of Operations

(1) Represents perquisites and other personal benefits, if such benefit exceeds the lesser of $50,000 or 10% of the total annual salary and bonus for the executive officer.

(2) Resigned as Chairman of the Board and Chief Executive Officer on September 9, 1998.

(3)      Resigned as Director and Chief Financial Officer on March 27, 1998.

(4) Represents bonus paid in fiscal 1998 for fiscal 1997 Company and individual performance.

The following table sets forth certain information concerning options granted to the named executive officers during the Company's last fiscal year.(1)

                                                                Option/SAR Grants During
                                                                       Fiscal 1998

                                                                    Individual Grants
                                           --------------------------------------------------------------------
                                                                 % of Total
                                               Number of           Options
                                               Securities          Granted       Exercise or                       Grant
                                               Underlying       Employees in      Base Price      Expiration        Date
                  Name                      Options Granted      Fiscal Year      ($/Share)        Date(4)         Value(5)
William Dordelman(2)(3)
  Former Chairman of the Board and
  Chief Executive Officer                              12,639              35%            $100        10/31/07     $312,815
Ricardo DeSantis(2)
  Vice President of Marketing                           3,159               9%             100        10/31/07       78,185
Thomas Taylor(2)(3)
  Former Director and Chief Financial
  Officer                                               3,159               9%             100        10/31/07       78,185
Joseph Ugenti(2)
  Vice President of Customer
  Acquisition                                           1,107               3%             100        10/31/07       27,398
Kenneth Payne(2)
  Vice President of Operations                            633               2%             100        10/31/07       15,667

1. The stock option plan relates to shares of Common Stock of CPH. No stock options were exercised during the Company's last fiscal year.

2. Each of the named executive officers' options have been granted to them by CPH as part of their compensation with respect to the Company. Accordingly, each of the named executive officers' options are subject to certain performance based criteria, whereby a portion of such options shall vest upon (i) the executives continued employment in the Company, (ii) CPH achieving or exceeding its projections for a given fiscal year and (iii) CPH achieving or exceeding an internal rate of return of 40% with respect to the investment in CPH by Thayer Equity Investors III, L.P. To the extent that their individual options have vested, each named executive officer may exercise his options, in whole or in part, at any time prior to the expiration date.

3. In addition, with respect to the options granted to Messrs, Dordelman, and Taylor, 8,426, and 3,159 of such options, respectively, have expired.

4. Each of the named executive officers' options expire upon the earliest of (i) date of termination for good cause, (ii) ninety (90) days after termination by reason of retirement, resignation, death or disability,
         (iii) ninety (90) days after termination other than for good cause, or
         (iv) the expiration date.

5. The fair value of each option grant is estimated on the date of grant using the minimum value method. The following weighted average assumptions used were as follows: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 5.8%; expected life of 5 years and a fair value of $24.75 per option.

Director Compensation

Directors are reimbursed for certain expenses incurred by them in connection with attendance at meetings of the Board. Other than with respect to reimbursements for expenses, directors who are also officers of the Company do not receive compensation to serve as directors. The Company granted 2,600 options to certain of its non-employee directors in fiscal 1998.

Employment Agreements

The Company has executed employment agreements with Messrs. Paul Roman, Matthew Burris and Ricardo DeSantis. The employment agreement for Mr. Roman is for a three year term, the agreements for Messrs. Burris and DeSantis are for a one year rolling term. The employment agreements provide for (i) payment of a base annual salary of $300,000 to Paul Roman, $215,000 to Matthew Burris, and $215,000 to Ricardo DeSantis; (ii) a minimum annual base salary increase to reflect the change in the consumer price index; (iii) payment of bonuses based upon achievement of certain profitability and other performance targets of the Company; and (iv) certain fringe benefits. Each employment agreement provides that the executive may be terminated by the Company only with cause or upon payment of a full year's salary and benefits (excluding bonus) following notice of termination. Each employment agreement provides that the executive will not compete with the Company during the period of employment and for a period of two years following termination of employment for good cause and one year following termination of employment other than for good cause. Additionally, the Company executed an employment agreement with Kenneth Payne. The agreement provides for payment of up to 12 months salary in the event Mr. Payne's services to the Company are terminated for any reason other than death, permanent disability, commission of a felony, fraud or willfull misconduct which has resulted in material damage to the Company.

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

Stock Option Plan

In connection with the merger, the Board of Directors of CPH approved the 1997 Stock Option Plan. Options of up to approximately 15% of CPH's common equity were originally granted to the Company under its stock option plan. The options will become vested based upon service or the achievement of certain performance objectives of the Company. Two-thirds of the options will become fully vested upon a change of control or other similar transaction involving CPH. See the table above regarding the status of certain of the grants of options under the 1997 Stock Option Plan.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

All of the Company's issued and outstanding capital stock is owned by CPH. The issued and outstanding capital stock of each of the Company's subsidiaries is owned by the Company. The table sets forth, as of September 25, 1998, the Common Stock of CPH owned beneficially or of record (i) by any person in an amount in excess of five percent of such Common Stock; (ii) by each executive officer of the Company; and (iii) by all directors and executive officers of the Company as a group. In addition, Thayer owns 99.9% of CPH's 10,000 outstanding shares of 15% payable-in-kind redeemable preferred stock, par value $0.01 per share.

                                                     NUMBER OF          PERCENTAGE OF
                                                     SHARES OF           OUTSTANDING
                                                  COMMON STOCK OF      COMMON STOCK OF
NAME AND ADDRESS OF BENEFICIAL OWNER                CPH(1)(3)(5)        CPH (1)(3)(5)
Thayer Equity Investors III, L.P. (2)               128,068(3)(4)          85.4%
1455 Pennsylvania Avenue N.W
Washington, D.C. 20004

William Dordelman                                    10,000                 6.7%
95 Rowayton Avenue
Building A
Rowayton, CT 06853

Ricardo DeSantis                                      1,650                 1.1%
Colorado Prime Corporation
500 Bi-County Blvd
Farmingdale, NY 11735

Other Executive Officers                              2,250                 1.5%

All directors and executive officers                 13,900(2)              9.3%
as a group (2)

(1) Excludes 19,608 shares of CPH Common Stock that may be acquired upon the exercise of warrants which represent 10% of CPH Common Stock on a fully-diluted basis (without taking into account shares of CPH Common Stock which will be subject to CPH's 1997 Stock Option Plan).

(2) Thayer Equity Investors III, L.P. is a Delaware limited partnership whose general partner is TC Equity Partners, L.L.C. ("TC Equity Partners"). The members of TC Equity Partners are Fredric Malek, Dr. Paul Stern and Carl J. Rickertsen. Mr. Malek, Dr. Stern and Mr. Rickertsen are directors of CPC and may be deemed to be the beneficial owners of the shares of CPH Common Stock owned and controlled by Thayer. Mr. Malek, Dr. Stern and Mr. Rickertsen disclaim beneficial ownership of such shares.

(3) Excludes 26,320 shares of CPH Common Stock that may be acquired upon the exercise of warrants held by Thayer, which represent 13.4% of CPH Common Stock on a fully-diluted basis (without taking into account shares of CPH Common Stock which will be subject to CPH's 1997 Stock Option Plan).

(4) Includes shares of CPH Common Stock owned by TC Co-Investors, LLC ("Co-Investors"). Co-Investors is a Delaware limited liability company which is controlled by TC Equity Partners.

(5) Excludes 1,316 shares of CPH Common Stock, which represent .7% of CPH Common Stock on a fully diluted basis, that may be acquired upon the exercise of options held by the Executive Officers and Directors of CPC subject to the 1997 Stock Option Plan.

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

Management Equity Incentive Plan

In January 1995, the Company implemented an equity incentive plan to provide a performance incentive to the Company's management. An aggregate of approximately 747,000 shares of Class A, Class B and Class C management Common Stock of Holdings ("Management Stock") were purchased by certain members of management. All outstanding shares of Management Stock were redeemed in connection with the closing of the Merger for an aggregate consideration of approximately $7.3 million of which approximately $2.1 million was reinvested in CPAC as discussed below.

Equity Contribution of CPAC

In connection with and immediately prior to the Merger, Thayer contributed cash in the amount of $22.9 million in exchange for 128,800 shares of common stock, $0.01 par value per share, of CPAC, 10,000 shares of 15% payable-in-kind redeemable preferred stock, $0.01 par value per share, of CPAC and warrants to purchase 26,471 common shares of CPAC at an exercise price of $0.01 per share. Certain senior managers of CPC exchanged certain of their existing common shares of Holdings (valued for such purpose at the amount that would otherwise be payable for such shares in connection with the Merger) and contributed cash in the aggregate amount of $2.1 million in exchange for an aggregate of 21,200 shares of common stock of CPAC.

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

(b) Reports on Form 8-K:

On August 19, 1998, the Company filed a Form 8-K announcing the resignation of William Dordelman as Chairman of the Board and Chief Executive Officer, the appointment of Dr. Paul Stern as Chairman and Chief Executive Officer and the appointment of Paul Roman as Director, President and Chief Operating Officer.

(c) Exhibits:

See Index to Exhibits on page E-1.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly insured this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                               Colorado Prime Corporation

Date:  December 23, 1998
                                               By:/s/ Matthew Burris
                                                --------------------------------
                                               Matthew Burris
                                               Chief Financial Officer
                                               Vice President and Director
                                               (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      SIGNATURES                                      TITLE                               DATE
____________________                       *Chief Executive Officer and            December 23, 1998
Dr. Paul Stern                             Chairman of the Board
                                           (Principal Executive Officer)

____________________                       Chief Operating Officer,                December 23, 1998
Paul Roman                                 President and Director

____________________                       Chief Financial Officer, Vice           December 23, 1998
Matthew Burris                             President and Director
                                           (Principal Accounting Officer)

____________________                       *Director                               December 23, 1998
Carl J. Rickertsen

____________________                       *Director                               December 23, 1998
Frederic Malek

____________________                       *Director                               December 23, 1998
William F. Dordelman

____________________                       *Director                               December 23, 1998
Daniel J. Altobello

____________________                       *Director                               December 23, 1998
William Nicholson

*By: /s/ Matthew Burris                    Attorney-in-Fact
     -------------------
       Matthew Burris


                   Colorado Prime Corporation and Subsidiaries
                   Index to Consolidated Financial Statements
                              and Supplemental Data

The following financial statements of the registrant and its subsidiaries required to be included in Item 14. (a) (1) and (2) of Form 10-K are listed below:

Report of Independent Public Accountants.

Consolidated Balance Sheets as of September 25, 1998 and September 26, 1997.

Statements of Consolidated Operations for the year ended September 25, 1998 and the twenty-week period ended September 26, 1997.

Statements of Consolidated Stockholder's Equity for the twenty-week period ended September 26, 1997 and the year ended September 25, 1998.

Statements of Consolidated Cash Flows for the year ended September 25, 1998 and the twenty-week period ended September 26, 1997.

Notes to Consolidated Financial Statements.

Report of Independent Public Accountants.

Statements of Consolidated Operations for the thirty-two week period ended May 9, 1997 and the year ended September 27, 1996.

Statements of Consolidated Stockholder's Equity for the year ended September 27, 1996 and the thirty-two week period ended May 9, 1997.

Statements of Consolidated Cash Flows for the thirty-two week period ended May 9, 1997 and the year ended September 27, 1996.

Notes to Consolidated Financial Statements.

Report of Independent Public Accountants on Schedule.

Schedule II for the twenty-week period ended September 26, 1997 and the year ended September 25, 1998.

Report of Independent Public Accountants on Schedule.

Schedule II for the thirty-two week period ended May 9, 1997 and the year ended September 27, 1996.

All other schedules not listed above have been omitted as they are not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Colorado Prime Corporation:

We have audited the accompanying consolidated balance sheets of Colorado Prime Corporation (a Delaware corporation) and subsidiaries as of September 25, 1998 and September 26, 1997, and the related statements of consolidated operations, stockholder's equity and cash flows for the year ended September 25, 1998 and the twenty-week period ended September 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Prime Corporation and subsidiaries as of September 25, 1998 and September 26, 1997, and the results of their operations and their cash flows for the year ended September 25, 1998 and the twenty-week period ended September 26, 1997 in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP
Melville, New York
December 2, 1998

                   Colorado Prime Corporation and Subsidiaries

                           Consolidated Balance Sheets
                    (Dollars in Thousands, except share data)

                                                         SEPTEMBER 25,    SEPTEMBER 26,
                                                         1998             1997
                                                         -------------    -------------
Assets
Current assets:
    Cash                                                 $     713        $     972
    Accounts receivable - net                               53,698           57,482
    Inventories                                              4,559            4,538
    Prepaid expenses and other current assets                1,931            1,399
    Refundable income taxes                                    926            2,483
    Deferred income tax benefit                              9,357            6,992
                                                         ---------        ---------
        Total current assets                                71,184           73,866
                                                         ---------        ---------
Property, plant and equipment - net                          9,356            5,905
Noncurrent accounts receivable - net                        37,022           36,503
Goodwill                                                    46,015           44,744
Other assets                                                 8,450            8,755
                                                         ---------        ---------
        Total assets                                     $ 172,027        $ 169,773
                                                         =========        =========
Liabilities and Stockholder's Equity
Current liabilities:
    Accounts payable                                     $   4,938        $   5,998
    Accrued expenses                                        16,415           15,191
    Income and other taxes payable                             255            1,184
    Current portion of capital lease obligations               145              258
                                                         ---------        ---------
        Total current liabilities                           21,753           22,631
Revolver                                                    23,416           20,339
Senior unsecured notes, net of discount                     98,263           98,059
Long-term portion of capital lease obligations               3,776               19
Other liabilities                                            3,154            3,100

Commitments and contingent liabilities (Note 14)

Stockholder's equity:
   Common stock--par value, $.01, per share;
      1,000 shares authorized, issued
         and outstanding                                        --               --
    Paid-in capital                                         25,868           25,873
    Accumulated deficit                                     (4,203)            (248)
                                                         ---------        ---------
        Total stockholder's equity                          21,665           25,625
                                                         ---------        ---------
        Total liabilities and stockholder's equity       $ 172,027        $ 169,773
                                                         =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                      Statements of Consolidated Operations
                             (Dollars in Thousands)

                                                                      20 WEEK
                                                   YEAR ENDED        PERIOD ENDED
                                                   SEPTEMBER 25,     SEPTEMBER 26,
                                                   1998              1997
                                                   -------------     -------------
Product sales                                      $ 137,726          $  54,407
Finance income earned                                 14,005              5,600
                                                   ---------          ---------
    Total revenue                                    151,731             60,007
Cost of goods sold                                    51,649             21,195
                                                   ---------          ---------
    Gross profit                                     100,082             38,812
                                                   ---------          ---------
Other costs and expenses:
Selling, general and
    administrative                                    86,006             31,923
Severance-related costs                                  791                 --
Amortization of goodwill                               1,575                540
Interest expense                                      16,164              6,222
Other expense                                            551                245
                                                   ---------          ---------
    Total costs and expenses                         105,087             38,930
                                                   ---------          ---------
    Loss before provision (benefit)
        for income taxes                              (5,005)              (118)
Provision (benefit) for income taxes                  (1,462)               130
                                                   ---------          ---------
    Net loss                                       $  (3,543)         $    (248)
                                                   =========          =========

The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                 Statements of Consolidated Stockholder's Equity
               For the twenty-week period ended September 26, 1997
                               and the year ended
                               September 25, 1998
                    (Dollars in Thousands, except share data)

                                         COMMON STOCK
                                      NUMBER OF                                                    TOTAL
                                     OUTSTANDING    DOLLAR         PAID-IN       ACCUMULATED     STOCKHOLDER'S
                                       SHARES       AMOUNT         CAPITAL         DEFICIT         EQUITY
                                       -----       --------       --------        --------        --------
Balance at May 9, 1997                 1,000       $     --       $ 25,873        $     --        $ 25,873
Net loss                                  --             --             --            (248)           (248)
                                       -----       --------       --------        --------        --------
Balance at September 26, 1997          1,000             --         25,873            (248)         25,625
Dividend to CPH                           --             --             --            (412)           (412)
Return of capital to CPH                  --             --             (5)             --              (5)
Net Loss                                  --             --             --          (3,543)         (3,543)
                                       -----       --------       --------        --------        --------
Balance September 25, 1998             1,000       $     --       $ 25,868        $ (4,203)       $ 21,665

The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                      Statements of Consolidated Cash Flows
                             (Dollars in Thousands)

                                                                         TWENTY-WEEK
                                                       YEAR ENDED        PERIOD ENDED
                                                   SEPTEMBER 25, 1998  SEPTEMBER 26, 1997
                                                   ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $ (3,543)       $   (248)

Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                            4,384           2,043
    Provision for doubtful accounts                          8,202           3,017
    Deferred income taxes                                     (737)           (706)
    Change in operating assets and liabilities:
        Accounts receivable                                 (7,637)         (3,057)
        Inventories                                            (21)           (153)
        Prepaid expenses and other current assets             (532)           (102)
        Refundable income taxes                              1,557              --
        Other assets                                          (725)           (518)
        Accounts payable                                    (1,060)          1,082
        Accrued expenses                                      (914)         (1,705)
        Income and other taxes payable                          71             183
        Other liabilities                                     (583)           (235)
                                                          --------        --------
Total adjustments                                            2,005            (151)
                                                          --------        --------
Net cash used in operating activities                       (1,538)           (399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property, plant and equipment                (1,126)           (409)
Net assets acquired                                             --          (2,352)
                                                          --------        --------
Net cash used in investing activities                       (1,126)         (2,761)
                                                          --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (Repayment) of revolver                           3,077          (3,661)
Decrease in capital lease obligation                          (255)           (103)
Net proceeds from senior unsecured notes                        --          87,566
Proceeds from issuance of revolver                              --          24,000
Capital contribution from parent                                --          25,873
Repayment of note payable                                       --         (58,707)
Repayment of senior notes                                       --         (43,260)
Distribution to former shareholders                             --         (33,120)
Dividend to CPH                                               (412)             --
Return of capital to CPH                                        (5)             --
                                                          --------        --------
Net cash provided by (used in) financing activities          2,405          (1,412)
NET DECREASE IN CASH                                          (259)         (4,572)
CASH, BEGINNING OF PERIOD                                      972           5,544
                                                          --------        --------
CASH, END OF PERIOD                                       $    713        $    972
                                                          ========        ========

Supplemental Cash Flow Data

Income tax payments totaled approximately $91 for the year ended September 25, 1998 and $13 for the twenty-week period ended September 26, 1997.

Interest payments totaled approximately $14,122 for the year ended September 25, 1998 and $630 for the twenty-week period ended September 26, 1997.

Supplemental disclosure of non-cash investing and financing activities:

During fiscal year 1998, the Company acquired fixed assets totaling approximately $3,900 under capital lease obligations.

The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                    (Dollars in thousands, except share data)

1. Company Background

Colorado Prime (the "Company") is a wholly-owned subsidiary of Colorado Prime Holdings, Inc., formally KPC Holdings Corporation. Pursuant to the merger agreement dated March 25, 1997, between the Company's then-parent corporation, KPC Holdings Corporation ("Holdings") and Thayer Equity Investors III, L.P., a private equity investment limited partnership ("Thayer"), Colorado Prime Acquisition Corp., a transitory acquisition subsidiary established by Thayer prior to the consummation of the merger, merged with and into Holdings, following which Holdings was the surviving corporation and was renamed Colorado Prime Holdings Inc. ("CPH"). The Company is a leading direct marketer of high quality, value-added food programs and products related to in home dining and entertainment.

As a result of the transaction above, a new basis of accounting under the "push down" method was adopted effective May 9, 1997. Under this method, the assets and liabilities of the Company were revalued to reflect CPH's new cost basis in the Company, which is based on the fair values of such assets and liabilities on May 9, 1997. Financial data for the period subsequent to May 9, 1997 reflect the adoption of this new basis of accounting.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the "Company" and its wholly-owned subsidiaries; Kal-Mar Properties Corp. ("Kal-Mar"), Concord Financial Services, Inc. ("Concord") and Prime Foods Development Corporation ("Prime").

Intercompany accounts and transactions have been eliminated in consolidation.

Company's Year-End

The Company's fiscal year ends on the last Friday of September. The financial statements through September 26, 1997 include only the twenty-week period subsequent to the merger on May 9, 1997.

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

Fair Value of Financial Instruments

At September 25, 1998 the recorded and estimated fair values of the Company's financial instruments are as follows:

                                                                       ESTIMATED
                                                      RECORDED        FAIR VALUE
Accounts receivable-net                               $53,698         $53,698(a)
Noncurrent accounts receivable-net                     37,022          37,022(a)
Revolver                                               23,416          23,416(b)
Senior unsecured notes, net of discount                98,263          98,263(b)
Interest rate cap                                          --               9(c)

(a) Based on the Company's credit policies and the terms of its receivables, management believes that the fair value of the Company's receivables approximates the net recorded amounts. Since these receivables arise solely in connection with the sale of the Company's products and are an integral part of the Company's marketing program, it is not practical to obtain an appraisal.

(b) Based on terms of the Company's debt instruments as compared to credit market conditions at September 25, 1998, management believes that the carrying value of its debt instruments approximates its fair value.

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

Category                           Useful Life

Buildings                         17-25 years
Assets under capital leases        5-14 years
Machinery and equipment               8 years
Software                              7 years
Furniture and fixtures              5-8 years
Delivery equipment                  4-8 years
Automobiles                           4 years
Leasehold improvements             2-15 years

Goodwill

Goodwill is amortized using the straight-line method over a period of thirty years. At September 25, 1998 and September 26, 1997, goodwill is shown net of accumulated amortization of $2,115 and $540, respectively. Goodwill is reviewed for impairment based upon estimated undiscounted future cash flows from operations.

Long-Lived Assets

The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The adoption of SFAS No. 121, in fiscal 1997 has not had a material effect on the Company's results of operations, cash flows or financial position.

Income Taxes

The Company files its Federal income tax return on a consolidated basis, while separate state and local income tax returns are filed for each company that is part of the consolidated group (except for New York State, for which a combined tax return is filed).

The Company accounts for its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are recognized using a liability approach whereby deferred tax assets and liabilities are computed for temporary differences between taxable income for financial reporting and income tax purposes, measured by the enacted rates that are expected to be in effect when those differences reverse (Note 12).

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

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company presently does not make material use of derivative instruments.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 requires additional information about the changes in the benefit obligation and fair value of plan assets during the period, while standardizing the disclosure requirements for pensions and other postretirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the reporting of operating segments in interim and annual financial statements, as well as requiring related disclosures about products and services, geographic area and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Restatement of prior information, if any, will be made for comparative purposes. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

SFAS No. 132, 131 and 130 expand and modify financial statement disclosures and, accordingly, will have no impact on the Company's results of operations or financial position.

In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, and is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The Company does not expect the effect of the adoption of this pronouncement to be material.

3. Merger

On May 9, 1997, Holdings was acquired by Thayer for approximately $149,000. The purchase price was financed through the issuance of approximately $124,000 of long-term debt and approximately $25,000 of contributed capital. The proceeds were used to repay the existing debt, repay the shareholders of Holdings and pay merger-related fees and expenses. The purchase price exceeded the fair value of the net assets acquired by approximately $47,800, which is recorded as goodwill and is being amortized over 30 years. The following unaudited pro forma information has been prepared assuming the merger had occurred at the beginning of fiscal 1996. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates. In addition, the pro forma information is not intended to be a projection of future results.

                                                           FISCAL YEAR
                                                     1997                1996
                                                     ----                ----
Interest expense                                   $ 15,392            $ 15,392
Amortization of goodwill                              1,405               1,411
Net income (loss)                                       644              (4,494)

4. Accounts receivable

Accounts receivable consists of the following:

                                                          As of          As of
                                                       September 25,  September 26,
                                                          1998            1997
                                                          ----            ----
Short-term food receivables                              $ 26,450       $ 28,353
Appliance and accessories receivables                      72,270         73,168
                                                         --------       --------
                    Total accounts receivable              98,720        101,521
Less:  Allowance for doubtful accounts                      8,000          7,536
                                                         --------       --------
                    Accounts receivable-net                90,720         93,985
Noncurrent accounts receivable - net                       37,022         36,503
                                                         --------       --------
Current accounts receivable - net                        $ 53,698       $ 57,482
                                                         ========       ========

5. Inventories

Inventories, net of allowance for slow moving, excess and obsolete inventory, consists of the following:

                                                                        As of               As of
                                                                 September 25, 1998   September 26, 1997
                                                                 ------------------   ------------------
Food                                                                    $2,785              $2,635
Appliances, tableware, entertainment products and cookware               1,774               1,903
                                                                        ------              ------
                    Total                                               $4,559              $4,538
                                                                        ======              ======

6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                               As of                   As of
                                                         September 25, 1998     September 26, 1997
Land                                                          $   603              $   603
Buildings                                                         617                  608
Assets under capital leases                                     4,389                  488
Machinery and equipment                                           741                  713
Software                                                          340                  337
Furniture and fixtures                                          4,016                3,059
Delivery equipment                                                848                  782
Automobiles                                                        70                   70
Leasehold improvements                                            377                  313
                                                              -------              -------
                    Total                                      12,001                6,973
Less:  accumulated depreciation and amortization                2,645                1,068
                                                              -------              -------
Property, plant and equipment-net                             $ 9,356              $ 5,905
                                                              =======              =======

7. Accrued Expenses

Accrued expenses consists of the following:

                                               As of                      As of
                                            September 25,          September 26, 1997
                                               1998
Payroll                                       $ 1,866                    $ 2,113
Interest                                        5,294                      4,934
Other                                           9,255                      8,144
                                              -------                    -------
    Total                                     $16,415                    $15,191
                                              =======                    =======

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

Under the Working Capital Revolver, CPC is entitled to draw amounts subject to availability pursuant to a borrowing base requirement in order to meet the Company's working capital requirements. The borrowing base consists of the sum of certain percentages of (i) eligible food-related and non-food-related accounts receivable (as defined in the Credit Agreement).

The Working Capital Revolver accrues interest at the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement) plus, in each case, the applicable margin. The applicable margin will vary over the term of the Credit Agreement based on the Company's achievement of specified financial ratios. As of September 25, 1998 and September 26, 1997, the weighted average rate of interest was approximately 7.4% and 7.6%, respectively.

The Credit Agreement provides that the Working Capital Revolver will impose certain covenants and other requirements on the Company. The Credit Agreement requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum leverage ratio, the maintenance of a minimum net worth and a limitation on capital expenditures. As of September 25, 1998, the Company was in compliance or had received waivers for covenants it had violated.

As of September 25, 1998, the Company had drawn $23,416 against the Working Capital Revolver and had $26,584 in available borrowings. The Credit Agreement provides that the Company will pay various fees including fees on the unused portion of the Working Capital Revolver at an annual rate determined pursuant to the Credit Agreement. For the year ended September 25, 1998, the Company paid $1,827 in interest and fees.

In connection with the Credit Agreement, the Company incurred approximately $1,500 of debt issuance costs, which is being amortized over the life of the Credit Agreement (5 years).

The Company has entered into an interest rate cap agreement with a bank covering $41,892 of notional principal. The interest rate cap agreement extends for a term of 30 months from the date of execution and provided coverage when the 30 day rate for commercial paper (as published by the Federal Reserve Schedule H.15) exceeds 6.5%. The Company utilizes a contingent premium instrument to execute the cap which provides for fixed monthly payments if the rate exceeds 6.5% during the term of the agreement. The cap had not been utilized as of September 25, 1998.

9. Senior Unsecured Notes

In connection with the merger discussed in Note 1, the Company issued $100,000 of Senior Unsecured Notes (the "Notes"), which bear interest at 12.5% and mature in 2004. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1997. The Notes are redeemable at the option of the Company, in whole or in part at any time on or after May 1, 2002. The redemption price will be equal to 106.250% of the principal amount of the Notes together with accrued and unpaid interest at any time on or after May 1, 2002 and prior to May 1, 2003, and the redemption price will be equal to 103.125% of the principal amount of the Notes together with accrued and unpaid interest on or after May 1, 2003. In addition, prior to May 1, 2000, the Company may redeem up to 35 % of the aggregate principal amount of the Notes with the net cash proceeds received by the Company or its parent corporation from one or more offerings of capital stock (other than Disqualified Stock, as defined) at a redemption price of 112.50% of the principal amount thereof plus accrued and unpaid interest provided, however, that at least $65,000 in aggregate principal amount remains after such redemption.

In connection with the issuance of the Notes, the Company incurred approximately $4,900 of debt issuance costs, which is being amortized over the life of the Notes (7 years).

The Notes were issued at a discount of approximately $2,000, which is being accreted using the effective interest method over the life of the Notes. The Notes were issued in units of $1 which consisted of a principal amount senior notes and one warrant to purchase .19608 shares of common stock of Holdings. Based on an estimate of the fair market value of a warrant, $979.87 of the issue price of a unit was allocated to the note and $8.73 was allocated to the warrant, the aggregate value of which is part of the discount which is being accreted. For the year ended September 25, 1998 and the twenty-week period ended September 26, 1997, $204 and $72, respectively, of discount had been accreted.

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

The Notes are guaranteed on a senior unsecured basis by all existing subsidiaries (there are no non-guarantor subsidiaries) and any future U.S. subsidiaries of the Company. The guarantees of the subsidiaries are full, unconditional, joint and several. Summary financial data for Kal-Mar, Concord and Prime are as follows:

                                                           AS OF
                                                       SEPTEMBER 25, 1998
                                      KAL-MAR              CONCORD               PRIME
                                      -------              -------               -----
Current assets                        $   187              $58,979              $    12
Non-current assets                        869               37,118                   --
Current liabilities                        89                2,767                   --
Non-current liabilities                    --               51,078                  711
                                      -------              -------              -------
Net assets (liabilities)              $   967              $42,252              $  (699)
                                      =======              =======              =======

                                                  FOR THE YEAR ENDED
                                                  SEPTEMBER 25, 1998
                                  KAL-MAR              CONCORD              PRIME
                                  -------              -------              -----
Net revenues                      $   160              $19,843              $    --
Gross profit                          160               19,843                   --
Income before tax                      56                7,960                   --

Separate financial statements of the Company's subsidiaries are not presented, as the Company's management has determined that (i) the data presented above provides meaningful information (ii) the data in separate financial statements other than that presented above would not be material to the investors of the Notes.

10.  Stock Options

In October 1997 and in connection with the merger, the Board of Directors adopted and the stockholders of CPH approved the 1997 Incentive Stock Option Plan ("the Plan") pursuant to which key employees of the Company and Directors are eligible to receive stock options to purchase up to 15% of CPH's common stock. The plan is administered by the Stock Option Committee of the Board of Directors of CPH. The options will become vested based upon service or the achievement of certain performance objectives of the Company. Two-thirds of the options will become fully vested upon a change of control or other similar transaction involving CPH. If an option expires or terminates for any reason without having been fully vested or exercised, the unissued shares which had been subject to such option will become available for the grant of additional options. The option price for all fiscal year 1998 grants was $100, which based on management's estimate equaled the fair market value of the stock at the date of grant. Transactions involving the Plan are summarized as follows:

Granted                                            35,720
Exercised                                              --
Canceled                                          (18,706)
                                                 --------
Outstanding at 9/25/98                             17,014

At September 25, 1998, 1,316 shares were exercisable and 18,385 shares were available for grant under the Plan.

The Company accounts for the Plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost is recognized for stock options granted with an exercise price at or above the prevailing market price on the date of grant. Had compensation cost for these plans been determined consistent with the fair value approach required by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss would have been the following pro forma amount:

Net loss:           As reported                  ($3,543)
                    Pro forma                    ($3,583)

The fair value of each option grant is estimated on the date of grant using the minimum value method. The following weighted average assumptions used were as follows: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 5.8%; expected life of 5 years and a fair value of $24.76 per option.

11.  Pension Plan

The Company maintains a defined contribution pension plan (the "Plan"). Employees who have completed six months of service and have reached the entry age (twenty and one-half years) are eligible to participate in the Plan. The Plan provides for 100 percent vesting after seven years of service. The Plan requires the Company to make annual contributions based upon a variable percentage of the participant's annual compensation. Forfeitures are created when participants terminate employment before becoming entitled to their full benefits under the Plan. Such forfeited amounts are used to reduce the Company's contributions to the Plan. In addition, the Plan allows for eligible employees to make voluntary contributions within specified limits. For the year ended September 25, 1998 and the twenty-week period ended September 26, 1997, pension expense was approximately $1,063 and $394, respectively.

12.  Income Taxes

The provision (benefit) for income taxes is comprised of the following:

                                           Year ended             Twenty-week period
                                          September 25,         ended September 26, 1997
                                              1998
Current:
    Federal                                  $  (939)                   $   692
    State                                        110                        144
                                             -------                    -------
                                                (829)                       836
                                             -------                    -------
Deferred:
    Federal                                     (518)                      (578)
    State                                       (115)                      (128)
                                             -------                    -------
                                                (633)                      (706)
                                             -------                    -------
Total                                        $(1,462)                   $   130
                                             =======                    =======

Significant components of deferred income tax assets and liabilities are as follows:

Deferred tax assets:                               As of                 As of
                                               September 25,      September 26, 1997
                                                   1998
    Allowance for doubtful accounts               $ 2,433               $ 2,910
    Inventory                                         123                   126
    Accrued interest                                2,761                   642
    Accrued expenses and other, net                 4,454                 3,755
                                                  -------               -------
                                                    9,771                 7,433
Deferred tax liabilities:
    Depreciation                                     (414)                 (441)
                                                  -------               -------
Net deferred tax asset                            $ 9,357               $ 6,992
                                                  =======               =======

A reconciliation between the federal statutory tax rate and the effective rate is as follows:

                                                                            Twenty-week
                                                      Year ended            period ended
                                                   September 25, 1998     September 26, 1997
                                                   ------------------     ------------------
Federal income tax provision at U.S.                     (34.0%)               (34.0%)
    statutory rate
State income taxes, net of federal benefit                  --                   9.1
Nondeductible goodwill amortization                       10.7                 138.9
Meals and entertainment                                    0.9                  15.2
All other, net                                            (6.8)                 29.1
                                                        ------                ------
Effective income tax rate                                (29.2%)              100.10%
                                                        ======                ======

13.  Capital Lease Obligations

The Company has entered into agreements to lease a building and certain equipment from non-related parties including its new Corporate Headquarters which the Company occupied in August 1998. These leases are accounted for as capital leases. The future minimum lease payments under these capital leases, and the present value of the future minimum lease payments as of September 25, 1998, are as follows:

Fiscal Years Ending September,

1999                                                                $350
2000                                                                 453
2001                                                                 446
2002                                                                 446
2003                                                                 453
Thereafter                                                         5,069
                                                                 -------
Total future minimum lease payments                                7,217
Less:  amount representing interest                                3,296
                                                                 -------
Present value of future minimum lease payments
(including $145 payable currently)                               $ 3,921
                                                                 =======

14.  Commitments and Contingent Liabilities

Future minimum operating lease payments at September 25, 1998 are as follows:

Fiscal Years Ending September,

1999                                        $ 3,318
2000                                          2,633
2001                                          1,964
2002                                          1,438
2003                                            926
Thereafter                                      898

Rent expense for the year ended September 25, 1998 and the twenty-week period ended September 26, 1997 was $3,231 and $1,217, respectively.

The Company has entered into employment agreements with certain senior executives, which provide for aggregate base annual salary of $730 plus performance based incentives. The agreement with the COO is for a three year term, the others are for one year rolling terms and are renewable.

The Company recorded a charge of approximately $800 in fiscal 1998 for severance costs in connection with the former CEO pursuant to his employment agreement.

The Company is involved in various legal matters involving claims and counterclaims arising from the ordinary course of business. In management's opinion, any unfavorable outcome associated with these matters would not have a material adverse effect on the Company's financial statements.

15.     Subsequent Events

The Company has approved a change in its fiscal year from the last Friday in September to a January through December period. The new 1999 fiscal year will begin on December 26, 1998 and end on December 24, 1999. Fiscal 2000 will be a 53 week year and end December 29, 2000.

Subsequent to the reported period and in view of the results of such period, the Company's new senior management team undertook an examination of the Company's operating structure in order to identify opportunities to reduce operating costs without impacting the products and services the Company provides its customers. Among the items considered by the Company were a review of the option to outsource its plant operations and an examination of administrative processes for possible efficiencies. The Company also examined its financial reporting obligations for the October to December 1998 quarter in relation to the change in its fiscal calendar.

As a result, the Company plans to take a restructuring charge in the period ending December 25, 1998 which may include but not be limited to: (i)transition plan and plant closing costs associated with entering an outsourcing contract for its current plant activities, (ii)employee separation costs, largely related to union negotiations that are not complete, (iii)real estate expenses associated with changes in operations, and (iv)costs associated with renegotiating new lending covenants with current lending institutions. The Company is not yet able to quantify the anticipated amount of the restructuring charge, the final amount of which will be dependent upon the precise actions taken in respect of the above-referenced actions. The Company anticipates that such amounts may total from $3.0 to $6.0 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Colorado Prime Corporation:

We have audited the accompanying statements of consolidated operations, stockholder's equity and cash flows of Colorado Prime Corporation (a Delaware Corporation) and subsidiaries for the thirty-two week period ended May 9, 1997 and the fiscal year ended September 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Colorado Prime Corporation and subsidiaries for the thirty-two week period ended May 9, 1997 and the fiscal year ended September 27, 1996 in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP
Melville, New York
November 26, 1997

                   Colorado Prime Corporation and Subsidiaries

                      Statements of Consolidated Operations
                             (Dollars in Thousands)

                                                                      FISCAL YEAR
                                                32 WEEK                  ENDED
                                              PERIOD ENDED            SEPTEMBER 27,
                                              MAY 9, 1997                1996
Product sales                                  $  85,510              $ 142,651
Finance income earned                              8,637                 12,792
                                               ---------              ---------
    Total revenue                                 94,147                155,443
Cost of goods sold                                32,949                 56,387
                                               ---------              ---------
    Gross profit                                  61,198                 99,056
                                               ---------              ---------
Other costs and expenses:
Selling, general and
    administrative                                48,749                 80,901
Amortization of goodwill                             713                  1,164
Interest expense                                   5,713                  9,130
Other expense                                        426                  7,089
                                               ---------              ---------
    Total costs and expenses                      55,601                 98,284
                                               ---------              ---------
    Income before provision
    for income taxes                               5,597                    772
Provision for income taxes                         2,414                  1,262
                                               ---------              ---------
    Net income (loss)                          $   3,183              $    (490)
                                               =========              =========

The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                 Statements of Consolidated Stockholder's Equity
                               For the year ended
             September 27, 1996 and the thirty-two week period ended
                                   May 9, 1997
                    (Dollars in Thousands, except share data)

                                                  COMMON STOCK
                                           NUMBER OF                                                                  TOTAL
                                          OUTSTANDING         DOLLAR           PAID-IN           ACCUMULATED       STOCKHOLDER'S
                                            SHARES            AMOUNT           CAPITAL            DEFICIT             EQUITY
                                           --------          --------          --------           --------           --------
Balance at September 29, 1995                 1,000          $     --          $ 55,120           $(10,842)          $ 44,278
Reversal of prior year accrued
dividend                                         --                --                --                900                900
Payment of dividend to Holdings                  --                --                --               (190)              (190)
Net return of capital to Holdings                --                --            (3,829)                --             (3,829)
Net loss                                         --                --                --               (490)              (490)
                                           --------          --------          --------           --------           --------
Balance at September 27, 1996                 1,000                --            51,291            (10,622)            40,669
Net income                                       --                --                --              3,183              3,183
                                           --------          --------          --------           --------           --------
Balance at May 9, 1997                        1,000          $     --          $ 51,291           $ (7,439)          $ 43,852
                                           ========          ========          ========           ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                      Statements of Consolidated Cash Flows
                             (Dollars in Thousands)

                                                        32 WEEK          YEAR ENDED
                                                      PERIOD ENDED       SEPTEMBER
                                                      MAY 9, 1997         27, 1996
                                                      -----------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $  3,183           $   (490)
                                                       --------           --------
Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
        operating activities:
Depreciation and amortization                             1,992              3,661
Amortization of deferred loan costs                         300                611
Deferred income taxes                                       845               (337)
Provision for doubtful accounts                           3,073              5,280
Change in operating assets and liabilities:
    Accounts receivable                                  (6,225)           (11,554)
    Inventories-net                                        (747)               587
    Prepaid expenses and other current assets               (77)              (274)
    Other assets                                            (33)               232
    Accounts payable                                     (1,560)               909
    Accrued expenses                                       (232)              (859)
    Other liabilities                                        37                869
    Income and other taxes payable                        1,407               (906)
                                                       --------           --------
Total adjustments                                        (1,220)            (1,781)
                                                       --------           --------
Net cash provided by (used in) operating
    activities                                            1,963             (2,271)
                                                       --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investments in property,
plant and equipment                                        (580)            (1,958)
                                                       --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase  in notes payable                    (1,051)             2,426
Decrease in capital lease obligations                      (258)              (547)
Decrease in loan payable to affiliate                        --            (25,000)
Issuance of senior notes payable                             --             34,508
Payment of dividend                                          --               (190)
Payment of fees related to debt refinancing                  --             (3,253)
Net return of capital to Holdings                            --             (3,829)
                                                       --------           --------
Net cash (used in) provided by financing
activities                                               (1,309)             4,115
NET INCREASE (DECREASE) IN CASH                              74               (114)
CASH, BEGINNING OF PERIOD                                 1,716              1,830
                                                       --------           --------
CASH, END OF PERIOD                                    $  1,790           $  1,716
                                                       ========           ========

Supplemental Disclosure of Cash Flow Information

Income tax payments totaled approximately $496 and $2,490 for the thirty-two week period ended May 9, 1997 and fiscal 1996, respectively.

Interest payments totaled approximately $5,534, and $9,138 for the thirty-two week period ended May 9, 1997 and fiscal 1996, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

                   Colorado Prime Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)

1. Company Background

Colorado Prime Corporation (the "Company") is a wholly-owned subsidiary of KPC Holdings Corporation ("Holdings"). Holdings is owned by KPC Acquisition Co. L.P., a partnership which includes Kohlberg Associates L.P. ("Kohlberg") as the general and controlling partner. The Company is a leading direct marketer of high quality, value-added food programs and products related to in-home dining and entertainment.

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

Effective May 9, 1997, the Company was acquired by Thayer Equity Investors III, L.P., in a transaction that resulted in a new basis of accounting.

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

Company's Year-End

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using primarily the straight-line method over the estimated useful lives of the related assets or the life of the related leases, if less, as follows:

                      Category                                  Useful Life
                      --------                                  -----------
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

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are recognized using a liability approach whereby deferred tax assets and liabilities are computed for temporary differences between taxable income for financial reporting and income tax purposes, measured by the enacted rates that are expected to be in effect when those differences reverse (Note 5).

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

3. Related Party Transactions

During fiscal 1996, the Company paid interest of $600 on $25,000 aggregate principal amount of its 11.5% Senior Subordinated Notes due May 17, 1998 to KPC Acquisition Company L.P. ("KPC"). KPC, the controlling shareholder of Holdings, purchased the Notes as part of a series of transactions resulting from the purchase of Holdings. These Notes were repaid on December 20, 1995.

4.   Pension Plan

The Company maintains a defined contribution pension plan (the "Plan"). Employees who have completed six months of service and have reached the entry age (twenty and one-half years) are eligible to participate in the Plan. The Plan provides for 100 percent vesting after seven years of service. The Plan requires the Company to make annual contributions based upon a variable percentage of the participant's annual compensation. Forfeitures are created when participants terminate employment before becoming entitled to their full benefits under the Plan. Such forfeited amounts are used to reduce the Company's contributions to the Plan. In addition, the Plan allows for eligible employees to make voluntary contributions within specified limits. Pension expense was approximately $615 and $908 for the thirty-two week period ended May 9, 1997 and the fiscal year ended September 27, 1996, respectively.

5.   Income Taxes

The provision for income taxes is comprised of the following:

                                                    32 WEEK         YEAR ENDED
                                                  PERIOD ENDED     SEPTEMBER 27,
                                                  MAY 9, 1997         1996
                                                  -----------         ----
Current:
     Federal                                     $     1,419     $    1,301
     State                                               150            299
                                                         ---            ---
                                                       1,569          1,600
                                                       -----          -----

Deferred:
    Federal                                              692          (277)
    State                                                153           (61)
                                                         ---           ---
                                                         845          (338)
                                                         ---          ----
Total                                            $     2,414     $    1,262
                                                 ===========     ==========

A reconciliation between the federal statutory tax rate and the effective rate is as follows:

                                                     32 WEEK
                                                  PERIOD ENDED             YEAR ENDED
                                                     MAY 9,              SEPTEMBER 27,
                                                      1997                    1996
                                                      ----                    ----
Federal income tax provision at U.S.                   34.0%                   34.0%
    statutory rate
State income taxes, net of federal benefit              3.6                    25.6
Nondeductible goodwill amortization                     4.7                    51.3
Nondeductible compensation                               --                    51.8
Meals and entertainment                                 0.5                     5.4
All other, net                                          0.3                   (4.7)
                                                        ---                   ----
Effective income tax rate                               43.1%                 163.4%
                                                        ====                  =====

6.  Commitments and Contingencies

Rent expense for the thirty-two week period ended May 9, 1997 and fiscal 1996 was approximately $1,864 and $3,040, respectively. The Company expensed $1,698 in fiscal 1996 to record estimated losses on unused office and warehouse space.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                   ON SCHEDULE

To Colorado Prime Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Colorado Prime Corporation and subsidiaries as of September 25, 1998 and September 26, 1997, and the related statements of consolidated operations, stockholder's equity and cash flows for the twenty-week period ended September 26, 1997 included in this Annual Report on Form 10-K, and have issued our report thereon dated December 2, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             Arthur Andersen LLP
Melville, New York
December 2, 1998

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES

                  COLUMN A                       COLUMN B     COLUMN C     COLUMN D        COLUMN E
-------------------------------------------     ----------  ----------- --------------  -----------
                                                              ADDITIONS
                                                BALANCE AT   CHARGED TO
                                                 BEGINNING    COST AND                    BALANCE AT
DESCRIPTION                                      OF PERIOD    EXPENSES  DEDUCTIONS (1)   END OF PERIOD
-----------                                     ----------------------- ------------------------------
For the twenty-week period ended  September
26, 1997
     Allowance for Doubtful Accounts            $    7,275  $    3,017  $      (2,756)  $       7,536
Year ended September 25, 1998
     Allowance for Doubtful Accounts                $7,536      $8,202         (7,738)         $8,000

(1)      Write-offs, net of recovery of amounts previously written off.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                   ON SCHEDULE

To Colorado Prime Corporation:

We have audited, in accordance with generally accepted auditing standards, the statements of consolidated operations, stockholder's equity and cash flows of Colorado Prime Corporation and subsidiaries for the thirty-two week period ended May 9, 1997 and the fiscal year ended September 27, 1996 included in this Annual Report on Form 10-K and have issued our report thereon dated November 26, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             Arthur Andersen LLP
Melville, New York
November 26, 1997

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES

                COLUMN A                     COLUMN B     COLUMN C     COLUMN D        COLUMN E
----------------------------------------    ----------  ----------- --------------  -----------
                                                        ADDITIONS
                                            BALANCE AT   CHARGED TO
                                             BEGINNING    COST AND                    BALANCE AT
               DESCRIPTION                   OF PERIOD    EXPENSES  DEDUCTIONS (1)   END OF PERIOD
----------------------------------------    ----------------------- ------------------------------
For the thirty-two  week period ended May
9, 1997
    Allowance for Doubtful Accounts           $7,444      $ 3,073       $(3,242)        $ 7,275
Year ended September 27, 1996
    Allowance for Doubtful Accounts           $7,336      $ 5,280       $(5,172)        $ 7,444

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

3.5. Certificate of Incorporation of Concord Financial Services, Inc., with Amendments. (1)

3.6.     Bylaws of Concord Financial Services, Inc., as amended. (1)

3.7. Certificate of Incorporation of Prime Foods Development Corporation, with Amendments. (1)

3.8.     Bylaws of Prime Foods Development Corporation, as amended. (1)

4.1. Indenture for the Notes dated as of May 9, 1997 among CPC, the Subsidiary Guarantors and The Bank of New York, as Trustee (including form of Note). (1)

9.0 Agreement between CPC and Local 210, Warehouse and Production Employees Union, AFL-CIO, CLC.

10.1. Exchange Agent Agreement between CPC and The Bank of New York, as Exchange Agent. (1)

10.2.    Stock Option Plan of CPH. (1)

10.3.    Stock Purchase Agreement between CPH and certain executive officers.
         (1)

10.4.    Shareholders' Agreement between CPH and certain executive officers. (1)

10.5.    Employment Agreement between CPC, CPH and William F. Dordelman. (1)

10.6.    Employment Agreement between CPC, CPH and Ricardo DeSantis. (1)

10.7.    Employment Agreement between CPC, CPH and Thomas S. Taylor. (1)

10.8     Employment Agreement between CPC, CPH and Matthew Burris.

10.8.1   Employment Agreement between CPC, CPH and Paul Roman.

10.9. Lease dated September 1, 1983 between Thrift-Pak Food Service, Inc., and Masciandaro, Kalpakjian & Masciandaro Co., and Sublease dated October 15, 1984 between Colorado Prime, Inc., formerly known as Thrift-Pak Food Service, Inc., and Masciandaro, Kalpakjian & Masciandaro Co., regarding the space at One Michael Avenue, Farmingdale, New York. (1)

10.10. Lease dated November 1, 1985 between Colorado Prime (Florida), Inc., and Kalpakjian, Masciandaro and Masciandaro Partnership and Amendment to Lease dated December 26, 1986, regarding the office, warehouse and vehicle repair depot in Pompano Beach, Florida. (1)

10.11. Credit Agreement among CPC, the institutions party thereto as Lenders and Dresdener AG, New York and Cayman Branches, as the Agents, dated May 9, 1997, with Amendment No. 1 dated as of May 9, 1997. (1)

10.12 Lease dated September 18, 1997 between CPC and Blumenfeld Development Group, Ltd. regarding the headquarters property located at 500 Bi-County Boulevard, Farmingdale NY. (1)

10.13 Amendment No. 2 dated as of October 9, 1997 to Credit Agreement among CPC, the institutions party thereto as Lenders and Dresdner AG, New York and Cayman Branches, as the Agents, dated May 9, 1997. (1)

10.14 Amendment No. 3 dated as of December 11, 1997 to Credit Agreement among CPC, the institutions party thereto as Lenders and Dresdner AG, New York and Cayman Branches, as the Agents, dated May 9, 1997. (1)

10.14.1 Waiver dated as of September 25, 1998 to Credit Agreement among CPC, the institutions party thereto as Lenders and Dresdner AG, New York and Cayman Branches, as the Agents, dated May 9, 1997.

10.15    Form of Stock Option Agreement of CPH. (1)

21.      List of subsidiaries of the Company. (1)

24.      Power of Attorney. (1)

24.1     Power of Attorney

27.      Financial Data Schedule.

----------

(1) Incorporated by reference to Form 10-K for the fiscal year ended September 26, 1997.