Form 10-QT
period 1998-12-25
COLORADO PRIME CORP
filed 1999-02-16
CIK 813356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C. 20549-1004

                            ------------------------

                                   FORM 10-Q

     [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                                       OR

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 25, 1998

                         COMMISSION FILE NUMBER 1-09559

                           COLORADO PRIME CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      11-2826129
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  500 BI-COUNTY BLVD., FARMINGDALE, NEW YORK                       11735
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (516)-694-1111
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

     At February 8, 1999, 1,000 shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COLORADO PRIME CORPORATION

                                     INDEX

                                                                         PAGE
                                                                         NO.
                                                                         ----
PART I.    FINANCIAL INFORMATION
Item 1.    CONSOLIDATED FINANCIAL STATEMENTS
           Consolidated Balance Sheets
           December 25, 1998 and September 25, 1998....................    1
           Statements of Consolidated Operations
           Thirteen weeks ended December 25, 1998 and December 26,
           1997........................................................    2
           Statements of Consolidated Cash Flows
           Thirteen weeks ended December 25, 1998 and December 26,
           1997........................................................    3
           Notes to Consolidated Financial Statements..................    4
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................    6

PART II.   OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K............................   10

SIGNATURES.............................................................   11

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                              DECEMBER 25,    SEPTEMBER 25,
                                                                  1998            1998
                                                              ------------    -------------
                                                              (UNAUDITED)
ASSETS
Current Assets:
Cash........................................................    $    994        $    713
Accounts receivable -- net..................................      54,237          53,698
Inventories.................................................       4,695           4,559
Prepaid expenses and other current assets...................       1,823           1,931
Refundable income tax.......................................         926             926
Deferred income tax benefit.................................      12,419           9,357
                                                                --------        --------
          Total current assets..............................      75,094          71,184
                                                                --------        --------
Property, Plant and Equipment -- Net........................       9,354           9,356
                                                                --------        --------
Non-current accounts receivable -- net......................      36,847          37,022
                                                                --------        --------
Goodwill....................................................      45,609          46,015
                                                                --------        --------
Other assets................................................       8,055           8,450
                                                                --------        --------
TOTAL ASSETS................................................    $174,959        $172,027
                                                                ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable............................................    $  4,926        $  4,938
Accrued expenses............................................      18,772          16,415
Income and other taxes payable..............................         320             255
Current portion of capital lease obligations................         147             145
                                                                --------        --------
          Total current liabilities.........................      24,165          21,753
                                                                --------        --------
Revolver....................................................      30,635          23,416
                                                                --------        --------
Senior unsecured notes, net of discount.....................      98,318          98,263
                                                                --------        --------
Long-term portion of capital lease obligations..............       3,782           3,776
                                                                --------        --------
Other liabilities...........................................       2,746           3,154
                                                                --------        --------
STOCKHOLDER'S EQUITY
Common Stock -- par value, $.01, per share; 1,000 shares
  authorized issued and outstanding.........................          --              --
Paid-in capital.............................................      25,868          25,868
Accumulated deficit.........................................     (10,555)         (4,203)
                                                                --------        --------
          Total stockholder's equity........................      15,313          21,665
                                                                --------        --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................    $174,959        $172,027
                                                                ========        ========

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THIRTEEN WEEKS    THIRTEEN WEEKS
                                                                  ENDED             ENDED
                                                               DECEMBER 25,      DECEMBER 26,
                                                                   1998              1997
                                                              --------------    --------------
PRODUCT SALES...............................................     $35,056           $34,378
FINANCE INCOME EARNED.......................................       2,745             3,684
                                                                 -------           -------
TOTAL REVENUE...............................................      37,801            38,062
COST OF GOODS SOLD..........................................      13,446            12,685
                                                                 -------           -------
GROSS MARGIN................................................      24,355            25,377
                                                                 -------           -------
OTHER COST AND EXPENSES:
Selling, general and administrative.........................      23,568            19,795
Restructuring charge (Note 5)...............................       5,343                --
Amortization of goodwill....................................         406               377
Interest expense............................................       4,327             4,050
Other expense...............................................         125               138
                                                                 -------           -------
          Total cost and expenses...........................      33,769            24,360
                                                                 -------           -------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES...      (9,414)            1,017
(BENEFIT) PROVISION FOR INCOME TAXES........................      (3,062)              539
                                                                 -------           -------
NET (LOSS)/INCOME...........................................     $(6,352)          $   478
                                                                 =======           =======

                           COLORADO PRIME CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THIRTEEN WEEKS    THIRTEEN WEEKS
                                                                  ENDED             ENDED
                                                               DECEMBER 25,      DECEMBER 26,
                                                                   1998              1997
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................     $(6,352)          $   478
                                                                 -------           -------
Adjustments to reconcile net (loss)/income to net cash used
  in operating activities:
  Depreciation and amortization.............................       1,086             1,054
  Deferred income taxes.....................................      (3,062)               --
  Provision for doubtful accounts...........................       2,850             1,256
  Change in operating assets and liabilities:
     Accounts receivable....................................      (3,214)           (2,885)
     Inventories............................................        (136)               64
     Prepaid expenses and other.............................         108              (241)
     Other assets...........................................         142              (381)
     Accounts payable.......................................         (12)           (1,936)
     Accrued expenses.......................................       2,365            (4,418)
     Other liabilities......................................        (408)             (117)
     Income and other taxes payable.........................          65               464
                                                                 -------           -------
Total adjustments...........................................        (216)           (7,140)
                                                                 -------           -------
Net cash used in operating activities.......................      (6,568)           (6,662)
                                                                 -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property, plant and equipment................        (370)             (116)
                                                                 -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolver...............................       7,219             6,731
Increase (decrease) in capital lease obligations............          --               (65)
Net return of capital to CPH................................          --              (416)
                                                                 -------           -------
Net cash provided by financing activities...................       7,219             6,250
                                                                 -------           -------
NET INCREASE (DECREASE) IN CASH.............................         281              (528)
CASH, BEGINNING OF PERIOD...................................         713               972
                                                                 -------           -------
CASH, END OF PERIOD.........................................     $   994           $   444
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

2. Reference is made to the notes to consolidated financial statements contained within the Company's audited financial statements for the period ended September 25, 1998 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

    Certain prior period balances have been reclassified to conform with the current period presentation.

3. The Company has approved a change in its fiscal year from the last Friday in September to a January through December period. The new 1999 fiscal year will begin on December 26, 1998 and end on December 24, 1999. Fiscal 2000 will be a 53 week year and end on December 29, 2000.

4. The consolidated financial statements include the accounts of the "Company" and its wholly-owned subsidiaries; Kal-Mar Properties Corp. ("Kal-Mar"), Concord Financial Services, Inc. ("Concord") and Prime Foods Development Corporation ("Prime"). In connection with the Merger discussed in Note 1, the Company issued $100,000 of Senior Unsecured Notes (the "Notes"), which bear interest at 12.5% per annum and mature in 2004. (See the Company's Annual Report on Form 10-K for a further discussion of the Notes.) The Notes are guaranteed on a senior unsecured basis by all existing subsidiaries (there are no non-guarantor subsidiaries) and any future U.S. subsidiaries of the Company. The guarantees of the subsidiaries are full, unconditional, joint and several. Summary financial data for Kal-Mar, Concord and Prime are as follows:

                                                              DECEMBER 25, 1998
                                                         ----------------------------
                                                         KAL-MAR    CONCORD     PRIME
                                                         -------    --------    -----
                                                            (DOLLARS IN THOUSANDS)
Current assets.........................................  $   35     $ 59,648    $  12
Non-current assets.....................................   1,039       36,935       --
Current liabilities....................................     (92)      (2,778)    (711)
Non-current liabilities................................      --      (51,067)      --
                                                         ------     --------    -----
Net assets (liabilities)...............................  $  982     $ 42,738    $(699)
                                                         ======     ========    =====

                                                             FOR THE THIRTEEN WEEKS ENDED
                                                                  DECEMBER 25, 1998
                                                            ------------------------------
                                                            KAL-MAR     CONCORD     PRIME
                                                            --------    --------    ------
                                                                (DOLLARS IN THOUSANDS)
Net revenues..............................................    $40        $4,244       $0
Gross profit..............................................     40         4,244        0
Income before provision for income tax....................     15           486        0

     Separate financial statements of the Company's subsidiaries are not presented as the Company's management has determined that (i) the data presented above provides meaningful information and (ii) the data in separate financial statements other than that presented above would not be material to the investors of the Notes.

5. During the period ended December 25, 1998, management authorized and committed the Company to undertake three significant restructurings and recorded a combined restructuring charge of $5.3 million. The restructuring plan involves (i) outsourcing the production and fulfillment of its food products to a third party and the closing of its Farmingdale, New York processing plant, (ii) the consolidation of certain of its leased facilities and (iii) the involuntary termination of certain employees at its Farmingdale, New York corporate headquarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information set forth herein contains forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21 E of the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements.

OVERVIEW

     The Company is a leading direct marketer of high quality, value-added food programs and products related to in-home dining and entertainment. Using a combination of telemarketing and in-home selling, Colorado Prime Corporation believes that it is the only company to offer this type of in-home shopping service on a broad scale, currently serving 32 states through 83 sales offices. The Company sells individually packaged, top quality meats and poultry, seafood, assorted pasta dishes and a wide selection of prepared entrees for direct delivery to consumer households. The Company's food products are of a quality generally found only in specialty gourmet shops and high-end restaurants and require simple preparation using a microwave, conventional oven or grill. As a complement to its food products, the Company also sells food-related and home entertainment appliances and accessories with unique features not generally available in traditional retail channels. The purchase of non-food items enables customers to earn a lifetime discount on food purchases.

RESULTS OF OPERATIONS

  Thirteen Weeks Ended December 25, 1998 Compared to Thirteen Weeks Ended December 26, 1997.

     Total revenue for the thirteen weeks ended December 25, 1998 decreased by $0.3 million or 0.7%, to $37.8 million from $38.1 million for the thirteen weeks ended December 26, 1997. Food revenue for the thirteen weeks ended December 25, 1998 increased by $0.5 million or 2.6% to $21.4 million from $20.9 million for the thirteen weeks ended and December 26, 1997. Non-food revenue for the thirteen weeks ended December 25, 1998 increased by $0.2 million or 1.0%, to $13.7 million from $13.5 million for the thirteen weeks ended December 26, 1997. The increase in food and non-food revenue was due to higher sales to new customers. Finance income for the thirteen weeks ended December 25, 1998 decreased by $1.0 million or 25.5%, to $2.7 million from $3.7 million for the thirteen weeks ended December 26, 1997. The decrease resulted primarily from a one-time charge of $0.7 million due to a reduction in the balance of interest eligible accounts.

     Gross profit for the thirteen weeks ended December 25, 1998 decreased by $1.0 million or 4.0% to $24.4 million from $25.4 million for the thirteen weeks ended December 26, 1997. Gross profit, before the one time charge to finance income discussed above, for the thirteen weeks ended December 25, 1998 decreased by $0.3 million, or 1.3%, to $25.1 million from $25.4 million for the thirteen weeks ended December 26, 1997. The gross profit margin before the one-time charge to finance income, decreased to 66.3% for the thirteen weeks ended December 25, 1998 from 66.7% for the thirteen weeks ended December 26, 1997. The decrease in the gross profit margin was due to an increase in the reserve for appliance returns as the Company experienced a slightly higher return rate as compared to the previous quarter from the PC product line. The Company believes the current reserve levels are sufficient.

     SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the thirteen weeks ended December 25, 1998, these expenses increased by $3.8 million or 19.1%, to $23.6 million from $19.8 million for the thirteen weeks ended December 26, 1997. The increase was primarily due to $1.6 million higher bad debt costs due to an increase in the age and rate of delinquent accounts and is consistent with the quarterly expense for the previous two quarters, $0.6 million higher incentive and recruiting costs for sales personnel, $0.2 million of new sales office operating cost and a $1.0 million increase in telemarketing costs, primarily related to higher costs for new telemarketing centers supporting the startup of three new sales offices opened during the thirteen weeks ended December 25, 1998 and higher telephone costs for existing telemarketing centers due to certain fees and taxes enacted in

January 1998. As a percentage of total revenues, SG&A expenses increased to 62.3% for the thirteen weeks ended December 25, 1998 from 52.0% for the thirteen weeks ended December 26, 1997.

     Restructuring

     During the period ended December 25, 1998, management authorized and committed the Company to undertake three significant restructurings and recorded a combined restructuring charge of $5.3 million. The restructuring plan involves
(i) outsourcing the production and fulfillment of its food products to a third party and the closing of its Farmingdale, New York processing plant, (ii) the consolidation of certain of its leased facilities and (iii) the involuntary termination of certain employees at its Farmingdale, New York corporate headquarters, each is described more fully below.

     Plant Restructuring

     In order to reduce operating costs, the Company plans to close its processing plant and outsource to one or more third parties. The Company expects to complete the transition of all operations by the end of the new fiscal year. The Company recorded a $2.6 million restructuring charge to recognize severance and benefits for the plant employees to be terminated, estimated incremental operating costs during the transition period and an asset write-down to reflect the net realizable value of certain plant assets.

     Operational Restructuring

     In order to improve productivity and asset utilization, the Company plans to reduce the costs associated with certain of its leased facilities. The Company has begun negotiations with several parties to extricate itself from the lease agreements and expects to conclude the negotiations by the end of the fiscal year. The Company has recorded a $1.7 million restructuring charge to recognize obligations for unused space, asset write-downs to reflect the net realizable value of certain assets within the closed facilities, other move-related costs and severance and benefits for the employees to be terminated.

     Headquarters Restructuring

     In order to reduce operating costs, the Company plans to restructure certain of its support functions at its corporate headquarters which will result in the elimination of over 15% of the headquarters positions. The Company recorded a restructuring charge of $1.0 million to recognize severance and benefits for employees to be terminated.

     Interest expense for the thirteen weeks ended December 25, 1998 increased to $4.3 million from $4.1 million for the thirteen weeks ended December 26, 1997. The increase was attributable to a greater level of borrowing at a higher rate of interest as compared to the financing in effect during the previous period.

     Other expense for the thirteen weeks ended December 25, 1998 and December 26, 1997 was $0.1 million.

     Provision (Benefit) for income taxes for the thirteen weeks ended December 25, 1998 decreased by $3.6 million to a benefit of $3.1 million as compared to a provision of $0.5 million for the thirteen weeks ended December 26, 1997. The decrease was due to a pre-tax loss in the current period and pre-tax income in the prior period.

     Net loss for the thirteen weeks ended December 25, 1998 was $6.4 million as compared to net income of $0.5 million for the thirteen weeks ended December 26, 1997 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the thirteen weeks ended December 25, 1998 was $6.6 million, primarily comprised of a net loss of $6.4 million, an increase in accounts receivable of $3.2 million and a decrease in other liabilities of $0.4 million partially offset by non-cash charges of $0.9 and an increase in accrued expenses of $2.4 million.

     Net cash used in investing activities for the thirteen weeks ended December 25, 1998 of $0.4 million was for capital expenditures.

     Net cash provided by financing activities for the thirteen weeks ended December 25, 1998 was $7.2 million, comprised of additional borrowings under the revolver.

     The Company had working capital of $50.9 million as of December 25, 1998 compared to $49.4 million as of September 25, 1998.

     The Company has a $50.0 million working capital revolver, with $19.4 million of unused capacity as of December 25, 1998. The working capital revolver contains certain covenants requiring the Company to meet certain financial tests including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum leverage ratio, the maintenance of a minimum net worth and a limitation on capital expenditures. The working capital revolver and the senior unsecured notes impose certain other restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under its working capital revolver is secured by all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

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

     In December 1998, the Company negotiated an agreement with its banks to fund up to $8.0 million under its existing working capital revolver to repurchase certain of its Senior Notes for a period of time ending January 31, 1999. During January 1999, the Company repurchased in aggregate $14.7 million (face value) of its Senior Notes at a cost of $6.3 million. The purchase was funded by additional borrowings under its working capital revolver and will generate approximately $1.4 million in annual cash interest savings.

     The Company is subject to certain market risk factors related to its fixed rate senior unsecured notes and its variable rate working capital revolver. The Company does not believe the interest rate risk to be material and has disclosed the factors in its Annual Report on Form 10-K for the year ended September 25, 1998.

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for the thirteen weeks ended December 25, 1998.

OTHER YEAR 2000

     The Company has developed a comprehensive plan to address Year 2000 issues. The plan addresses three main areas: (a) information systems; (b) embedded chips; and (c) supply chain readiness. To oversee the process, the Company has established an oversight committee which reports to the Board of Directors and the Audit Committee.

     The Company has identified potential deficiencies related to Year 2000 in its information systems, both hardware and software, and is in the process of addressing them through upgrades and other remediation. The Company expects to complete remediation and testing of its internal systems in the summer of 1999. With respect to other equipment with date-sensitive operating controls such as manufacturing equipment, HVAC, security and other similar systems, the Company is near completion in the process of identifying those items which may require remediation or replacement. The Company expects to complete remediation or replacement and testing of these systems in the summer of 1999. As for the third parties, the Company is in the process of identifying and contacting both inventory and non-inventory suppliers. This process includes the solicitation of written responses to questionnaires. The Company has the right to terminate its agreement with its major beef suppliers if documentation as to the supplier's Year 2000 readiness is not provided. The Company expects to have a better understanding of the Year 2000 readiness of these third parties over the next several months.

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

     The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve, as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the company relies on directly, or indirectly, to be Year 2000 compliant.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit
       No

          10.14.2 Amendment No. 5 and waiver to Credit Agreement among CPC, the institutions party thereto as Lenders and Dresdner AG, New York and Cayman Branches, as the Agents, dated December 1998

          10.14.3 Amendment No. 6 and waiver to Credit Agreement among CPC, the institutions party thereto as Lenders and Dresdner AG, New York and Cayman Branches, as the Agents, dated December 25, 1998

     (b) There were no form 8-K's filed during the period

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto daily authorized.

                                         COLORADO PRIME CORPORATION
                                                  (Registrant)

                                          By: /s/ MATTHEW BURRIS
                                            ------------------------------------
                                            Chief Financial Officer, Vice
                                              President
                                            and Director

Dated: February 12, 1999