Form 10-Q
period 1999-03-26
COLORADO PRIME CORP
filed 1999-05-06
CIK 813356

                                                                   DRAFT 4/29/99

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C. 20549-1004
                             -----------------------

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 26, 1999

                                       OR

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

At May 7, 1999, 1,000 shares of the registrant's Common Stock were outstanding.

                           COLORADO PRIME CORPORATION
                                      INDEX



PART I.                  FINANCIAL INFORMATION                                             PAGE NO.
Item 1.                  CONSOLIDATED FINANCIAL STATEMENTS

                         Consolidated Balance Sheets                                               1
                         March 26, 1999 and September 25, 1998

                         Statements of Consolidated Operations                                     2
                         Thirteen weeks ended March 26, 1999 and March 27, 1998

                         Statements of Consolidated Cash Flows                                     3
                         Thirteen weeks ended March 26, 1999 and March 27, 1998

                         Notes to Consolidated Financial Statements                                4

Item 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND           6
                         RESULTS OF OPERATIONS


PART II.                 OTHER INFORMATION

Item 6.                  Exhibits and Reports on Form 8-K                                         10


SIGNATURES                                                                                        11

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands except share data))

                                                                          (Unaudited)         (Unaudited)
                                                                           March 26,         December 25,
ASSETS                                                                        1999               1998
                                                                              ----               ----
Current Assets:
Cash                                                                      $   1,480         $     994
Accounts receivable-net                                                      52,363            54,237
Inventories                                                                   4,579             4,695
Prepaid expenses and other current assets                                     1,892             1,823
Refundable income tax                                                           501               926
Deferred income tax benefit                                                   9,818            12,419
                                                                          ---------         ---------
     Total current assets                                                    70,633            75,094
                                                                          ---------         ---------

Property, Plant and Equipment - Net                                           9,390             9,354
                                                                          ---------         ---------

Non-current accounts receivable-net                                          37,301            36,847
                                                                          ---------         ---------

Goodwill                                                                     45,203            45,609
                                                                          ---------         ---------

Other assets                                                                  7,121             8,055
                                                                          ---------         ---------

TOTAL ASSETS                                                              $ 169,648         $ 174,959
                                                                          =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable                                                          $   4,811         $   4,926
Accrued expenses                                                             20,197            18,772
Income and other taxes payable                                                  248               320
Current portion of capital lease obligations                                    147               147
                                                                          ---------         ---------

     Total current liabilities                                               25,403            24,165
                                                                          ---------         ---------

Revolver                                                                     35,214            30,635
                                                                          ---------         ---------

Senior unsecured notes, net of discount                                      83,973            98,318
                                                                          ---------         ---------


Long-term portion of capital lease obligations                                3,753             3,782
                                                                          ---------         ---------


Other liabilities                                                             2,678             2,746
                                                                          ---------         ---------

STOCKHOLDER'S EQUITY
Common Stock - par value, $.01, per share; 1,000 shares authorized
issued and outstanding                                                           --                --
Paid-in capital                                                              25,868            25,868
Accumulated deficit                                                          (7,241)          (10,555)
                                                                          ---------         ---------

     Total stockholder's equity                                              18,627            15,313
                                                                          ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $ 169,648         $ 174,959
                                                                          =========         =========


                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                              (Dollars in thousand)
                                   (Unaudited)

                                             Thirteen Weeks    Thirteen Weeks
                                                 Ended            Ended
                                                March 26,        March 27,
                                                 1999              1998
                                                 ----              ----

PRODUCT SALES                                  $ 33,226         $ 34,784
FINANCE INCOME EARNED                             3,521            3,690
                                               --------         --------
TOTAL REVENUE                                    36,747           38,474
COST OF GOODS SOLD                               12,551           12,993
                                               --------         --------

GROSS MARGIN                                     24,196           25,481
                                               --------         --------

OTHER COST AND EXPENSES:
Selling, general and administrative              21,153           20,790
Amortization of goodwill                            406              383
Interest expense                                  4,167            3,994
Other expense                                       148              138
                                               --------         --------
     Total cost and expenses                     25,874           25,305
                                               --------         --------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM
     AND BENEFIT FOR INCOME TAXES                (1,678)             176

(BENEFIT) PROVISION FOR INCOME TAXES
                                                   (434)             392
                                               --------         --------

NET LOSS BEFORE EXTRAORDINARY ITEM               (1,244)            (216)

EXTRAORDINARY ITEM - GAIN ON
     EXTINGUISHMENT OF DEBT-NET OF TAX            4,556               --
                                               --------         --------

NET INCOME (LOSS)                              $  3,312         ($   216)
                                               ========         ========

                           COLORADO PRIME CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Thirteen Weeks    Thirteen Weeks
                                                                                    Ended             Ended
                                                                                   March 26,        March 27,
                                                                                      1999            1998


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                                   $ 3,312         ($  216)
                                                                                    -------         --------

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
     Depreciation and amortization                                                    1,088           1,048
     Extraordinary gain, net                                                         (4,556)             --
     Deferred income taxes                                                             (435)             --
     Provision for doubtful accounts                                                  2,350           1,424
     Change in operating assets and liabilities:
          Accounts receivable                                                          (930)           (999)
          Inventories                                                                   116            (253)
          Prepaid expenses and other                                                    (69)           (144)
          Refundable income taxes                                                       425           2,483
          Other assets                                                                  138            (148)
          Accounts payable                                                             (115)          1,437
          Accrued expenses                                                            1,427           3,142
          Other liabilities                                                             (68)            (65)
          Income and other taxes payable                                                (72)            261
                                                                                    -------         --------
Total adjustments                                                                      (701)          8,186
                                                                                    -------         --------

Net cash  provided by operating activities                                            2,611           7,970
                                                                                    -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities                                                  (416)           (460)
                                                                                    -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments)  under revolver                                           4,579          (7,295)
Repurchase of senior notes                                                           (6,259)             --
Decrease in capital lease obligations                                                   (29)            (69)
                                                                                    -------         --------

Net cash used in financing activities                                                (1,709)         (7,364)
                                                                                    -------         --------

NET INCREASE IN CASH                                                                    486             146

CASH, BEGINNING OF PERIOD                                                               994             444
                                                                                    -------         --------

CASH, END OF PERIOD                                                                 $ 1,480         $   590
                                                                                    =======         ========


                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

3. The Company has approved a change in its fiscal year from the last Friday in September to a January through December period. The new 1999 fiscal year began on December 26, 1998 and will end on December 24, 1999. Fiscal 2000 will be a 53 week year and end on December 29, 2000.

4. The consolidated financial statements include the accounts of the "Company" and its wholly-owned subsidiaries; Kal-Mar Properties Corp. ("Kal-Mar"), Concord Financial Services, Inc. ("Concord") and Prime Foods Development Corporation ("Prime"). In connection with the Merger discussed in Note 1, the Company issued $100.0 million of Senior Unsecured Notes (the "Notes"), which bear interest at 12.5% per annum and mature in 2004. (See the Company's Annual Report on Form 10-K for a further discussion of the Notes.) In January 1999, the Company repurchased in aggregate $14.7 million (face value) of the then outstanding notes. The Notes are guaranteed on a senior unsecured basis by all existing subsidiaries (there are no non-guarantor subsidiaries) and any future U.S. subsidiaries of the Company. The guarantees of the subsidiaries are full, unconditional, joint and several. Summary financial data for Kal-Mar, Concord and Prime are as follows:


                                            March 26, 1999
                                         (Dollars in Thousands)

                                 Kal-Mar         Concord           Prime
                                 -------         -------           -----

Current assets                  $     14         $ 57,500         $  12
Non-current assets                   981           36,268            --
Current liabilities                                (2,778)         (711)
Non-current liabilities               --          (46,643)           --
                               ---------          -------         ------

Net assets (liabilities)             995           44,347          (699)
                               =========           ======         ======




                                            For the thirteen weeks ended
                                                   March 26, 1999
                                               (Dollars in Thousands)
                                            Kal-Mar     Concord      Prime
                                            -------     -------      -----

Net revenues                                  $40        $4,824        $0
Gross profit                                   40         4,824         0
Income before provision for income tax         14         1,608         0

Separate financial statements of the Company's subsidiaries are not presented as the Company's management has determined that (i) the data presented above provides meaningful information and (ii) the data in separate financial statements other than that presented above would not be material to the investors of the Notes.

5. During the period ended December 25, 1998, management authorized and committed the Company to undertake three significant restructurings and recorded a combined restructuring charge of $5.3 million. The restructuring plan involves (i) outsourcing the production and fulfillment of its food products to a third party and the closing of its Farmingdale, New York processing plan, (ii) the consolidation of certain of its leased facilities and (iii) the involuntary termination of certain employees at its Farmingdale, New York corporate headquarters. During the quarter ended March 26, 1999, there have been no significant changes to the restructuring plan authorized by management.

6. During January 1999, the Company repurchased in aggregate $14.7 million (face value ) of its Notes at a cost of $6.3 million. Additionally, the Company wrote-off approximately $0.8 million of unamortized debt issuance cost related to the repurchased Notes. The Company realized an extraordinary gain of $4.6 million which was net of a tax provision of $3.0 million.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 26, 1999 COMPARED TO THIRTEEN WEEKS ENDED MARCH 27, 1998.

Total revenue for the thirteen weeks ended March 26, 1999 decreased by $1.8 million, or 4.5%, to $36.7 million from $38.5 million for the thirteen weeks ended March 27, 1998. Food revenue for the thirteen weeks ended March 26, 1999 decreased by $2.0 million, or 9.4%, to $19.5 million from $21.5 million for the thirteen weeks ended and March 27, 1998. Non-food revenue for the thirteen weeks ended March 26, 1999 increased by $0.5 million, or 3.6%, to $13.7 million from $13.2 million for the thirteen weeks ended March 27, 1998. The reduction in food revenue was due to lower food sales to new and existing customers caused in part by two less food delivery days in the thirteen weeks ended March 26, 1999 as compared to 1998. The increase in non-food revenue was due to higher sales to new customers. Finance income for the thirteen weeks ended March 26, 1999 decreased by $0.2 million, or 4.6%, to $3.5 million from $3.7 million for the thirteen weeks ended March 27, 1998. The decrease resulted from a reduction in interest eligible non-food accounts.

Gross profit for the thirteen weeks ended March 26, 1999 decreased by $1.3 million, or 5.0%, to $24.2 million from $25.5 million for the thirteen weeks ended March 27, 1998. The gross profit margin for the thirteen weeks ended March 26, 1999 decreased to 65.8% from 66.2% for the thirteen weeks ended March 27, 1998. The decrease in the gross profit margin was primarily due to an increase in the average customer discount.

SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the thirteen weeks ended March 26, 1999, these expenses increased by $0.4 million, or 1.7%, to $21.2 million from $20.8 million for the thirteen weeks ended March 27, 1998. The increase was primarily due to $0.9 million higher bad debt expense and $0.2 million higher medical insurance cost partially offset by lower administrative payroll and expense reductions. The amount of bad debt expense for the thirteen weeks ended March 26, 1999 is consistent with the previous two thirteen week periods.

Interest expense for the thirteen weeks ended March 26, 1999 increased to $4.2 million from $4.0 million for the thirteen weeks ended March 27, 1998. The increase was attributable to a greater level of borrowing at a higher rate of interest under the amended revolving credit agreement, fees incurred in connection with the amended revolving credit agreement and interest incurred in connection with the new corporate headquarters lease partially offset by reduced indebtedness resulting from the Senior Note repurchase.

Other expense for the thirteen weeks ended March 26, 1999 and March 27, 1998 was $0.1 million.

Provision (Benefit) for income taxes for the thirteen weeks ended March 26, 1999 decreased by $0.8 million to a benefit of $0.4 million from a provision of $0.4 million for the thirteen weeks ended March 27, 1998. The decrease was due to lower pre-tax income.

Extraordinary gain for the thirteen weeks ended March 26, 1999 resulted from the repurchase of $14.7 million of Senior Notes at a cost of $6.3 million. Additionally, the Company incurred $0.8 million of non-cash charges related to the repurchase. The Company realized an extraordinary gain of $4.6 million which was net of a tax provision of $3.0 million.

Net income for the thirteen weeks ended March 26, 1999 increased to $3.3 million from a loss of $0.2 million for the thirteen weeks ended March 27, 1998 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the thirteen weeks ended March 26, 1999 was $2.6 million, primarily comprised of a net income of $3.3 million, non cash charges of $3.0 million and an increase in accrued expenses of $1.4 million partially offset by a non cash extraordinary gain of $4.6 million and an increase in accounts receivable of $1.0 million.

Net cash used in investing activities for the thirteen weeks ended March 26, 1999 of $0.4 million was for capital expenditures.

Net cash used in financing activities for the thirteen weeks ended March 26, 1999 was $1.7 million, comprised of additional borrowings under the revolver to fund the Senior Note repurchase.

The Company had working capital of $45.2 million as of March 26, 1999 compared to $50.9 million as of December 25, 1998.

The Company has a $50.0 million working capital revolver, with $14.8 million of unused capacity as of March 26, 1999. The working capital revolver contains certain covenants requiring the Company to meet certain financial test including a minimum fixed charge coverage ratio, a maximum leverage ratio, and a limitation on capital expenditures. The working capital revolver and the senior unsecured notes impose certain other restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under its working capital revolver is secured by all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

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

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the thirteen weeks ended March 26, 1999.

Other -Year 2000

The Company has developed a comprehensive plan to address Year 2000 issues. The plan addresses three main areas: (a) information systems; (b) embedded chips; and (c) supply chain readiness. To oversee the process, the Company has established an oversight committee which reports to the Board of Directors and the Audit Committee.

The Company has identified potential deficiencies related to Year 2000 in its information systems, both hardware and software, and is in the process of addressing them through upgrades and other remediation. The Company expects to complete remediation and testing of its internal systems by the end of the third quarter. With respect to other equipment with date-sensitive operating controls such as manufacturing equipment, HVAC, security and other similar systems, the Company has completed the process of identifying those items which may require remediation or replacement. The Company expects to complete remediation or replacement and testing of these systems by the end of the third quarter. As for the third parties, the Company has identified and contacted both inventory and non-inventory suppliers for Year 2000 readiness. For the critical vendors for which an appropriate response has not been received, the Company has begun to identify potential alternative suppliers. The Company has the right to terminate its agreement with its major beef suppliers if documentation as to the supplier's Year 2000 readiness is not provided.

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

PART II    OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit
         No

         10.14.3 Final Amendment No.6 and waiver to Credit Agreement among CPC, the institutions party thereto as Lenders and Dresdner AG, New York and Cayman Branches, as the Agents, dated December 25, 1998.

(b)      There were no Forms 8-K filed during the period

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto daily authorized.



                                      COLORADO PRIME CORPORATION
                                             (Registrant)


Dated:  May 7, 1999                   By: /s/ Matthew Burris
                                         ---------------------------------------
                                         Chief Financial Officer