Form 10-Q
period 1999-06-25
COLORADO PRIME CORP
filed 1999-08-13
CIK 813356

                                                                        COMMENTS


                       SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C. 20549-1004
                             -----------------------

                                    FORM 10-Q

         /X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 25, 1999

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

       At August 9, 1999, 1,000 shares of the registrant's Common Stock were outstanding.

                           COLORADO PRIME CORPORATION
                                      INDEX


PART I.       FINANCIAL INFORMATION                                     PAGE NO.

Item 1.       CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Balance Sheets                                    1
              June 25, 1999 and December 25, 1998

              Statements of Consolidated Operations                          2
              Thirteen weeks ended June 25, 1999 and June 26, 1998

              Statements of Consolidated Operations                          3
              Twenty-Six weeks ended June 25, 1999 and June 26, 1998

              Statements of Consolidated Cash Flows                          4
              Twenty-Six weeks ended June 25, 1999 and June 26, 1998

              Notes to Consolidated Financial Statements                     5

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                            7


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                              12


SIGNATURES                                                                  13

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands except share data))

                                                         (Unaudited)  (Unaudited)
                                                           June 25,   December 25,
                                                            1999        1998
                                                          ---------    ---------
ASSETS
Current Assets:
Cash                                                      $     495    $     994
Accounts receivable-net                                      51,819       54,237
Inventories                                                   4,570        4,695
Prepaid expenses and other current assets                     1,741        1,823
Refundable income tax                                           501          926
Deferred income tax benefit                                  10,209       12,419
                                                          ---------    ---------
     Total current assets                                    69,335       75,094
                                                          ---------    ---------
Property, Plant and Equipment - Net                           9,164        9,354
                                                          ---------    ---------
Non-current accounts receivable-net                          36,914       36,847
                                                          ---------    ---------
Goodwill                                                     44,798       45,609
                                                          ---------    ---------
Other assets                                                  6,961        8,055
                                                          ---------    ---------
TOTAL ASSETS                                              $ 167,172    $ 174,959
                                                          =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable                                          $   4,448    $   4,926
Accrued expenses                                             14,734       18,772
Income and other taxes payable                                1,038          320
Current portion of capital lease obligations                    148          147
                                                          ---------    ---------
     Total current liabilities                               20,368       24,165
                                                          ---------    ---------

Revolver                                                     38,988       30,635
                                                          ---------    ---------

Senior unsecured notes, net of discount                      84,031       98,318
                                                          ---------    ---------

Long-term portion of capital lease obligations                3,728        3,782
                                                          ---------    ---------

Other liabilities                                             2,595        2,746
                                                          ---------    ---------

STOCKHOLDER'S EQUITY
Common Stock - par value, $.01, per share; 1,000 shares
authorized issued and outstanding                                --           --
Paid-in capital                                              25,868       25,868
Accumulated deficit                                          (8,406)     (10,555)
                                                          ---------    ---------
     Total stockholder's equity                              17,462       15,313
                                                          ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $ 167,172    $ 174,959
                                                          =========    =========

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                    Thirteen Weeks  Thirteen Weeks
                                                        Ended           Ended
                                                       June 25,        June 26,
                                                         1999            1998
                                                       --------        --------

PRODUCT SALES                                          $ 34,144        $ 36,047
FINANCE INCOME EARNED                                     3,350           3,362
                                                       --------        --------

TOTAL REVENUE                                            37,494          39,409

COST OF GOODS SOLD                                       13,111          13,382
                                                       --------        --------

GROSS MARGIN                                             24,383          26,027
                                                       --------        --------

OTHER COST AND EXPENSES:
Selling, general and administrative                      21,389          22,250
Amortization of goodwill                                    406             399
Interest expense                                          3,994           4,008
Other expense                                               150              65
                                                       --------        --------
     Total cost and expenses                             25,939          26,722
                                                       --------        --------


LOSS BEFORE BENEFIT FOR INCOME TAXES                     (1,556)           (695)


BENEFIT FOR INCOME TAXES                                   (391)           (300)
                                                       --------        --------

NET LOSS                                               $ (1,165)       $   (395)
                                                       ========        ========

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                        Twenty-six    Twenty-six
                                                        Weeks Ended   Weeks Ended
                                                          June 25,     June 26,
                                                            1999         1998
                                                         --------      --------

PRODUCT SALES                                            $ 67,370      $ 70,831
FINANCE INCOME EARNED                                       6,871         7,051
                                                         --------      --------

TOTAL REVENUE                                              74,241        77,882

COST OF GOODS SOLD                                         25,663        26,375
                                                         --------      --------

GROSS MARGIN                                               48,578        51,507
                                                         --------      --------

OTHER COST AND EXPENSES:
   Selling, general and administrative                     42,541        43,042
   Amortization of goodwill                                   811           782
   Interest expense                                         8,161         8,002
   Other expense                                              297           203
                                                         --------      --------
         Total cost and expenses                           51,810        52,029
                                                         --------      --------

LOSS BEFORE EXTRAORDINARY ITEM AND
   BENEFIT FOR INCOME TAXES                                (3,232)         (522)

(BENEFIT) PROVISION FOR INCOME TAXES                         (825)           92
                                                         --------      --------

NET LOSS BEFORE EXTRAORDINARY ITEM                         (2,407)         (614)

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF
   DEBT - NET OF TAX                                        4,556            --
                                                         --------      --------

NET INCOME (LOSS)                                        $  2,149      $   (614)
                                                         ========      ========

                           COLORADO PRIME CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 Twenty-six   Twenty-six
                                                                Weeks Ended  Weeks Ended
                                                                  June 25,     June 26,
                                                                    1999        1998
                                                                  -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ 2,149      $  (614)
                                                                  -------      -------

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
     Depreciation and amortization                                  2,181        2,134
     Extraordinary gain, net                                       (4,556)          --
     Deferred income taxes                                           (826)          --
     Provision for doubtful accounts                                4,700        4,149
     Change in operating assets and liabilities:
          Accounts receivable                                      (2,349)      (4,011)
          Inventories                                                 125           46
          Prepaid expenses and other                                   82          (43)
          Refundable income taxes                                     425        2,483
          Other assets                                                 59         (338)
          Accounts payable                                           (478)         323
          Accrued expenses                                         (4,037)        (987)
          Other liabilities                                          (151)        (362)
          Income and other taxes payable                              718          102
                                                                  -------      -------
Total adjustments                                                  (4,107)       3,496
                                                                  -------      -------

Net cash (used in)  provided by operating activities               (1,958)       2,882
                                                                  -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investments in property, plant and equipment        (582)        (617)
                                                                  -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments)  under revolver                         8,353       (1,936)
Repurchase of senior notes                                         (6,259)          --
Decrease in capital lease obligations                                 (53)        (142)
                                                                  -------      -------

Net cash provided by (used in)  financing activities                2,041       (2,078)
                                                                  -------      -------

NET (DECREASE) INCREASE IN CASH                                      (499)         187

CASH, BEGINNING OF PERIOD                                             994          444
                                                                  -------      -------

CASH, END OF PERIOD                                               $   495      $   631
                                                                  =======      =======

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

4 The consolidated financial statements include the accounts of the "Company" and its wholly-owned subsidiaries; Kal-Mar Properties Corp. ("Kal-Mar"), Concord Financial Services, Inc. ("Concord") and Prime Foods Development Corporation ("Prime"). In connection with the Merger discussed in Note 1, the Company issued $100.0 million of Senior Unsecured Notes (the "Notes"), which bear interest at 12.5% per annum and mature in 2004. (See the Company's Annual Report on Form 10-K for a further discussion of the Notes). In January 1999, the Company repurchased in aggregate $14.7 million (face value) of the then outstanding notes. The Notes are guaranteed on a senior unsecured basis by all existing subsidiaries (there are no non-guarantor subsidiaries) and any future U.S. subsidiaries of the Company. The guarantees of the subsidiaries are full, unconditional, joint and several. Summary financial data for Kal-Mar, Concord and Prime are as follows:

                                                     June 25, 1999
                                                 (Dollars in Thousands)
                                            Kal-Mar       Concord        Prime
                                           --------      --------      --------
              Current assets               $     35      $ 57,005      $     12
              Non-current assets                977        35,878            --
              Current liabilities            (2,777)         (711)
              Non-current liabilities            --       (44,406)           --
                                           --------      --------      --------

              Net assets (liabilities)        1,012        45,700          (699)
                                           ========      ========      ========

                                                       For the Twenty-six Weeks Ended
                                                                June 25, 1999
                                                            (Dollars in Thousands)
                                                         Kal-Mar    Concord    Prime
                                                         -------    -------    -----
              Net revenues                               $   80     $9,646     $    0
              Gross profit                                   80      9,646          0
              Income before provision for income tax         30      3,210          0

Separate financial statements of the Company's subsidiaries are not presented as the Company's management has determined that (i) the data presented above provides meaningful information and (ii) the data in separate financial statements other than that presented above would not be material to the investors of the Notes.

5. During the period ended December 25, 1998, management authorized and committed the Company to undertake three significant restructurings and recorded a combined restructuring charge of $5.3 million. The restructuring plan involves (i) outsourcing the production and fulfillment of its food products to a third party and the closing of its Farmingdale, New York processing plant, (ii) the consolidation of certain of its leased facilities and (iii) the involuntary termination of certain employees at its Farmingdale, New York corporate headquarters. During the quarter ended June 25, 1999, there have been no significant changes to the restructuring plan authorized by management.

6. During January 1999, the Company repurchased in aggregate $14.7 million (face value) of its Notes at a cost of $6.3 million. Additionally, the Company wrote-off approximately $0.8 million of unamortized debt issuance cost related to the repurchased Notes. The Company realized an extraordinary gain of $4.6 million which was net of a tax provision of $3.0 million.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 25, 1999 COMPARED TO THIRTEEN WEEKS ENDED JUNE 26,
1998.

Total revenue for the thirteen weeks ended June 25, 1999 decreased by $1.9 million, or 4.9%, to $37.5 million from $39.4 million for the thirteen weeks ended June 26, 1998. Food revenue for the thirteen weeks ended June 25, 1999 decreased by $0.7 million, or 3.3%, to $20.9 million from $21.6 million for the thirteen weeks ended and June 26, 1998. Non-food revenue for the thirteen weeks ended June 25, 1999 decreased by $1.2 million, or 8.2%, to $13.3 million from $14.5 million for the thirteen weeks ended June 26, 1998. The reduction in food and non-food revenue was due to lower sales volume to new and existing customers. Finance income for the thirteen weeks ended June 25, 1999 and June 26, 1998 was $3.4 million.

Gross profit for the thirteen weeks ended June 25, 1999 decreased by $1.6 million, or 6.3%, to $24.4 million from $26.0 million for the thirteen weeks ended June 26, 1998. The gross profit margin for the thirteen weeks ended June 25, 1999 decreased to 65.0% from 66.0% for the thirteen weeks ended June 26, 1998. The decrease in the gross profit margin was primarily due to an increase in the average customer discount.

SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the thirteen weeks ended June 25, 1999, these expenses decreased by $0.9 million, or 3.9%, to $21.4 million from $22.3 million for the thirteen weeks ended June 26, 1998. The decrease was primarily due to certain recurring and non-recurring cost reduction partially offset by an increase in sales and telemarketing costs of $0.4 million and $0.3 million, respectively and higher medical insurance costs of $0.3 million.

Interest expense for the thirteen weeks ended June 25, 1999 and June 26, 1998 was $4.0 million. The Company had a greater level of borrowing at a higher rate of interest under the amended revolving credit agreement and incurred interest in connection with the new corporate headquarters lease which was offset by reduced indebtedness resulting from the Senior Note repurchase.

Other expense for the thirteen weeks ended June 25, 1999 and June 26, 1998 was $0.1 million.

Benefit for income taxes for the thirteen weeks ended June 25, 1999 increased by $0.1 million to a benefit of $0.4 million from a benefit of $0.3 million for the thirteen weeks ended June 26, 1998. The increase was due to lower pre-tax income.

Net loss for the thirteen weeks ended June 25, 1999 increased to $1.2 million from a loss of $0.4 million for the thirteen weeks ended June 26, 1998 for the reasons discussed above.

TWENTY-SIX WEEKS ENDED JUNE 25, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 26, 1998.

Total revenue for the twenty-six weeks ended June 25, 1999 decreased by 3.7 million, or 4.7% to $74.2 million from $77.9 million for the twenty-six weeks ended June 26, 1998. Food revenue for the twenty-six weeks ended June 25, 1999 decreased by $2.7 million, or 6.4%, to $40.4 million from $43.1 million for twenty-six weeks ended and June 26, 1998. Non-food revenue for the twenty-six weeks ended June 25, 1999 decreased by $0.7 million, or 2.6%, to $27.0 million from $27.7 million for the twenty-six weeks ended June 26, 1998. The reduction in food revenue was due to lower food sales to new and existing customers caused in part by two less food delivery days during the twenty-six weeks ended June 25, 1999 as compared to 1998. The decrease in non-food revenue was due to lower sales to new and existing customers. Finance income for the twenty-six weeks ended June 25, 1999 decreased by $0.2 million, or 2.6%, to $6.9 million from $7.1 million for the twenty-six ended June 26, 1998. The decrease resulted from a reduction in interest eligible non-food accounts.

Gross Profit for the twenty-six weeks ended June 25, 1999 decreased by $2.9 million, or 5.7%, to $48.6 million from $51.5 million for the twenty-six weeks ended June 26, 1998. The gross profit margin for the twenty-six weeks ended June 25, 1999 decreased to 65.4% from 66.1% for the twenty-six weeks ended June 26, 1998. The decrease in the gross profit margin was primarily due to an increase in the average customer discount.

SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the twenty-six weeks ended June 25, 1999, these expenses decreased by $0.5 million, or 1.2%, to $42.5 million from $43.0 million for the twenty-six weeks ended June 26, 1998. The decrease was primarily due to certain recurring and non-recurring cost reductions partially offset by an increase in sales and telemarketing costs of $0.8 million and $0.3 million respectively, higher medical insurance costs of $0.4 million and higher bad debt costs of $0.6 million.

Interest expense for the twenty-six weeks ended June 25, 1999 increased to $8.2 million from $8.0 million for the twenty-six weeks ended June 26, 1998. The increase was attributable to a greater level of borrowing at a higher rate of interest under the amended revolving credit agreement, fees incurred in connection with the amended revolving credit agreement and interest incurred in connection with the new corporate headquarters lease which was partially offset by reduced indebtedness resulting from the Senior Note repurchase.

Other expense for the twenty-six weeks ended June 25, 1999 increased to $0.3 million from $0.2 million for the twenty-six weeks ended June 26, 1998.

Provision (Benefit) for income taxes for the twenty-six weeks ended June 25, 1999 decreased by $0.9 million to a benefit of $0.8 million from a provision of $0.1 million for the twenty-six weeks ended June 26, 1998. The decrease was due to lower pre-tax income.

Extraordinary gain for the twenty-six weeks ended June 25, 1999 resulted from the repurchase of $14.7 million of Senior Notes at a cost of $6.3 million. Additionally, the Company incurred $0.8 million of non-cash charges related to the repurchase. The Company realized an extraordinary gain of $4.6 million which was net of a tax provision of $3.0 million

Net income for the twenty-six weeks ended June 25, 1999 increased to $2.1 million from a loss of $0.6 million for the twenty-six weeks ended June 26, 1998 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the twenty-six weeks ended June 25, 1999 was $2.0 million, primarily comprised of a net income of $2.1 million, non cash charges of $1.4 million and an increase in other payables of $0.7 million and a decrease in accounts receivable of $2.4 million offset by a decrease in accrued expenses of $4.0 million and an extraordinary gain of $4.6 million.

Net cash used in investing activities for the twenty-six weeks ended June 25, 1999 of $0.6 million was for capital expenditures.

Net cash provided by financing activities for the twenty-six weeks ended June 25, 1999 was $2.0 million, comprised of additional borrowings under the revolver to fund the Senior Note repurchase.

The Company had working capital of $49.0 million as of June 25, 1999 compared to $50.9 million as of December 25, 1998.

The Company has a $50.0 million working capital revolver, with $8.6 million of unused availability as of June 25, 1999. The working capital revolver contains certain covenants requiring the Company to meet certain financial test including a minimum fixed charge coverage ratio, a maximum leverage ratio, and a limitation on capital expenditures. The working capital revolver and the senior unsecured notes impose certain other restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under its working capital revolver is secured by all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

Management believes that cash flow from operations, together with other available sources of funds including enhanced borrowing capacity from refinancing the current working capital revolver will be adequate for at least the next twelve months to make required payments of principal and interest on the Company's indebtedness and to fund anticipated capital expenditures and working capital requirements. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. Debt outstanding under the working capital revolver will bear interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates.

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

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the thirteen weeks ended June 25, 1999.

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

(a)      There were no Exhibits filed during the period

(b)      There were no Forms 8-K filed during the period

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto daily authorized.



                                            COLORADO PRIME CORPORATION
                                                   (Registrant)


Dated:  August 12, 1999                     By: /s/ Matthew Burris
                                                -------------------------------
                                                Chief Financial Officer