Form 10-Q
period 1999-09-24
COLORADO PRIME CORP
filed 1999-11-08
CIK 813356

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C. 20549-1004
                             -----------------------

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 24, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/X/ No/ /

At November 5, 1999, 1,000 shares of the registrant's Common Stock were outstanding.

                           COLORADO PRIME CORPORATION
                                      INDEX


PART I.    FINANCIAL INFORMATION                                               PAGE NO.
-------    ---------------------                                               --------
Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets                                             1
           September 24, 1999 and December 25, 1998

           Statements of Consolidated Operations                                   2
           Thirteen weeks ended September 24, 1999 and September 25, 1998

           Statements of Consolidated Operations                                   3
           Thirty-nine weeks ended September 24, 1999 and September 25,
           1998

           Statements of Consolidated Cash Flows                                   4
           Thirty-nine weeks ended September 24, 1999 and September 25,
           1998

           Notes to Consolidated Financial Statements                              5

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND         7
           RESULTS OF OPERATIONS


PART II.   OTHER INFORMATION

Item 5.    Other information                                                      12

Item 6.    Exhibits and Reports on Form 8-K                                       12


SIGNATURES                                                                        13

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands except share data)
                                  (Unaudited)


                                                                       September 24,     December 25,
ASSETS                                                                      1999             1998
                                                                       -------------     ------------
Current Assets:
Cash                                                                     $     603        $     994
Accounts receivable-net                                                     51,906           54,237
Inventories                                                                  4,079            4,695
Prepaid expenses and other current assets                                    1,788            1,823
Refundable income tax                                                          501              926
Deferred income tax benefit                                                 10,488           12,419
                                                                         ---------        ---------
     Total current assets                                                   69,365           75,094
                                                                         ---------        ---------

Property, Plant and Equipment - Net                                          8,833            9,354
                                                                         ---------        ---------

Non-current accounts receivable-net                                         36,975           36,847
                                                                         ---------        ---------

Goodwill                                                                    44,392           45,609
                                                                         ---------        ---------

Other assets                                                                 6,768            8,055
                                                                         ---------        ---------

TOTAL ASSETS                                                             $ 166,333        $ 174,959
                                                                         =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable                                                         $   4,026        $   4,926
Accrued expenses                                                            17,080           18,772
Income and other taxes payable                                               1,008              320
Current portion of capital lease obligations                                   148              147
                                                                         ---------        ---------
     Total current liabilities                                              22,262           24,165
                                                                         ---------        ---------

Revolver                                                                    37,605           30,635
                                                                         ---------        ---------

Senior unsecured notes, net of discount                                     84,093           98,318
                                                                         ---------        ---------

Long-term portion of capital lease obligations                               3,695            3,782
                                                                         ---------        ---------

Other liabilities                                                            2,162            2,746
                                                                         ---------        ---------

STOCKHOLDER'S EQUITY
Common Stock - par value, $.01, per share; 1,000 shares
authorized issued and outstanding                                             --               --
Paid-in capital                                                             25,868           25,868
Accumulated deficit                                                         (9,352)         (10,555)
                                                                         ---------        ---------
     Total stockholder's equity                                             16,516           15,313
                                                                         ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $ 166,333        $ 174,959
                                                                         =========        =========

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                   Thirteen Weeks   Thirteen Weeks
                                                       Ended             Ended
                                                   September 24,     September 25,
                                                       1999              1998
                                                   --------------   --------------
PRODUCT SALES                                        $ 32,346          $ 32,517
FINANCE INCOME EARNED                                   3,391             3,270
                                                     --------          --------

TOTAL REVENUE                                          35,737            35,787

COST OF GOODS SOLD                                     11,960            12,450
                                                     --------          --------

GROSS MARGIN                                           23,777            23,337
                                                     --------          --------

OTHER COST AND EXPENSES:
Selling, general and administrative                    20,378            23,377
Severance-related costs                                    --               791
Amortization of goodwill                                  406               416
Interest expense                                        4,067             4,112
Other expense                                             150               143
                                                     --------          --------
     Total cost and expenses                           25,001            28,839
                                                     --------          --------


LOSS BEFORE BENEFIT FOR INCOME TAXES                   (1,224)           (5,502)


BENEFIT FOR INCOME TAXES                                 (278)           (2,093)
                                                     --------          --------

NET LOSS                                             $   (946)         $ (3,409)
                                                     ========          ========

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                   Thirty-nine       Thirty-nine
                                                   Weeks Ended       Weeks Ended
                                                  September 24,     September 25,
                                                      1999              1998
                                                  -------------     -------------
PRODUCT SALES                                       $  99,716         $ 103,348
FINANCE INCOME EARNED                                  10,262            10,321
                                                    ---------         ---------

TOTAL REVENUE                                         109,978           113,669

COST OF GOODS SOLD                                     37,623            38,825
                                                    ---------         ---------

GROSS MARGIN                                           72,355            74,844
                                                    ---------         ---------

OTHER COST AND EXPENSES:
   Selling, general and administrative                 62,976            66,420
   Severance-related costs                                                  791
   Amortization of goodwill                             1,217             1,198
   Interest expense                                    12,228            12,114
   Other expense                                          391               346
                                                    ---------         ---------
             Total cost and expenses                   76,812            80,869
                                                    ---------         ---------

LOSS BEFORE EXTRAORDINARY ITEM
   AND BENEFIT FOR INCOME TAXES                        (4,457)           (6,025)

BENEFIT FOR INCOME TAXES                               (1,103)           (2,001)
                                                    ---------         ---------

NET LOSS BEFORE EXTRAORDINARY ITEM                     (3,354)           (4,024)

EXTRAORDINARY ITEM - GAIN ON
   EXTINGUISHMENT OF DEBT - NET OF TAX                  4,556              --
                                                    ---------         ---------

NET INCOME (LOSS)                                   $   1,202         $  (4,024)
                                                    =========         =========

                           COLORADO PRIME CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 Thirty-nine     Thirty-nine
                                                                                 Weeks Ended     Weeks Ended
                                                                                September 24,   September 25,
                                                                                    1999            1998
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $ 1,202        $(4,024)
                                                                                   -------        -------

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                                   2,388          2,416
     Amortization of debt issuance costs                                               899            913
     Extraordinary gain, net                                                        (4,556)          --
     Deferred income taxes                                                          (1,105)        (2,365)
     Provision for doubtful accounts                                                 6,046          6,947
     Change in operating assets and liabilities:
          Accounts receivable                                                       (3,843)        (2,053)
          Inventories                                                                  616            (85)
          Prepaid expenses and other                                                    35           (291)
          Refundable income taxes                                                      425          1,557
          Other assets                                                                  14           (343)
          Accounts payable                                                            (900)           876
          Accrued expenses                                                          (1,691)         3,435
          Other liabilities                                                           (584)          (466)
          Income and other taxes payable                                               688         (1,393)
                                                                                   -------        -------
Total adjustments                                                                   (1,568)         9,148
                                                                                   -------        -------

Net cash (used in)  provided by operating activities                                  (366)         5,124
                                                                                   -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investments of property, plant and equipment                         (650)        (1,010)
                                                                                   -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments)  under revolver                                          6,970         (3,654)
Repurchase of senior notes                                                          (6,259)          --
Decrease in capital lease obligations                                                  (86)          (191)
                                                                                   -------        -------

Net cash provided by (used in)  financing activities                                   625         (3,845)
                                                                                   -------        -------

NET (DECREASE) INCREASE IN CASH                                                       (391)           269

CASH, BEGINNING OF  PERIOD                                                             994            444
                                                                                   -------        -------

CASH, END OF PERIOD                                                                $   603        $   713
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

3. The Company has changed in its fiscal year from the last Friday in September to a January through December period. The new 1999 fiscal year began on December 26, 1998 and will end on December 24, 1999. Fiscal 2000 will be a 53 week year and end on December 29, 2000.

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

                                                  September 24, 1999
                                                (Dollars in Thousands)
                                       Kal-Mar         Concord           Prime
                                      --------        --------         --------
Current assets                        $     17        $ 56,941         $     12
Non-current assets                       1,005          35,935             --
Current liabilities                       --            (2,781)            (711)
Non-current liabilities                   --           (42,055)            --
                                      --------        --------         --------

Net assets (liabilities)                 1,022          48,040             (699)
                                      ========        ========         ========

                                                 For the Thirty-nine Weeks Ended
                                                         September 24, 1999
                                                       (Dollars in Thousands)
                                                 Kal-Mar       Concord      Prime
                                                 -------       -------      -----
Net revenues                                     $   120       $14,391       $--
Gross profit                                         120        14,391        --
Income before provision for income tax                41         5,300        --

Separate financial statements of the Company's subsidiaries are not presented as the Company's management has determined that (i) the data presented above provides meaningful information and (ii) the data in separate financial statements other than that presented above would not be material to investors in the Notes.

5. During the period ended December 25, 1998, management authorized and committed the Company to undertake three significant restructurings and recorded a combined restructuring charge of $5.3 million. The restructuring plan involves (i) outsourcing the production and fulfillment of its food products to a third party and the closing of its Farmingdale, New York processing plant, (ii) the consolidation of certain of its leased facilities and (iii) the involuntary termination of certain employees at its Farmingdale, New York corporate headquarters. During the quarter ended September 24, 1999, there have been no significant changes to the restructuring plan authorized by management.

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

OVERVIEW

The Company is a leading direct marketer of high quality, value-added food programs and products related to in-home dining and entertainment. Using a combination of telemarketing and in-home selling, Colorado Prime Corporation believes that it is the only company to offer this type of in-home shopping service on a broad scale, currently serving 32 states through 74 sales offices. The Company sells individually packaged, top quality meats and poultry, seafood, assorted pasta dishes and a wide selection of prepared entrees for direct delivery to consumer households. The Company's food products are of a quality generally found only in specialty gourmet shops and high-end restaurants and require simple preparation using a microwave, conventional oven or grill. As a complement to its food products, the Company also sells food-related and home entertainment appliances and accessories with unique features not generally available in traditional retail channels. The purchase of non-food items enables customers to earn a lifetime discount on food purchases.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 24, 1999 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 25, 1998.

Total revenue for the thirteen weeks ended September 24, 1999 and September 25, 1998 was $35.8 million. Food revenue for the thirteen weeks ended September 24, 1999 decreased by $0.6 million, or 3.0%, to $19.7 million from $20.3 million for the thirteen weeks ended and September 25, 1998. Non-food revenue for the thirteen weeks ended September 24, 1999 increased by $0.5 million, or 3.5%, to $12.7 million from $12.2 million for the thirteen weeks ended September 25, 1998. The reduction in food revenue was due to lower average order size for both new and existing customers, partially offset by an increase in sales volume. The increase in non-food revenue was due to higher sales to existing customers partially offset by lower sales to new customers. Finance income for the thirteen weeks ended September 24, 1999 increased by $0.1 million or 3.7% to $3.4 from $3.3 million for the thirteen weeks ended September 25, 1998.

Gross profit for the thirteen weeks ended September 24, 1999 increased by $0.5 million, or 1.9%, to $23.8 million from $23.3 million for the thirteen weeks ended September 25, 1998. The gross profit margin for the thirteen weeks ended September 24, 1999 increased to 66.5% from 65.2% for the thirteen weeks ended September 25, 1998. The increase in the gross profit margin was primarily due to the shift in production of certain of its food products from the Company owned facility to an outside processor in connection with the December 1998 restructuring plan.

SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the thirteen weeks ended September 24, 1999, these expenses decreased by $3.0 million, or 12.8%, to $20.4 million from $23.4 million for the thirteen weeks ended September 25, 1998. The decrease was due to cost reductions primarily related to payroll and bad debt expense, certain of which are not expected to recur.

During the thirteen weeks ended September 25, 1998 the Company incurred approximately $0.8 million of severance-related costs to the former Chief Executive Officer in accordance with the terms of his employment agreement. There were no such cost incurred during the thirteen weeks ended September 24, 1999.

Interest expense for the thirteen weeks ended September 24, 1999 and September 25, 1998 was $4.1 million. The Company had a greater level of borrowing at a higher rate of interest under the amended revolving credit agreement and incurred interest in connection with the new corporate headquarters capital lease which was offset by reduced indebtedness under the Senior Notes resulting from the Senior Note repurchase.

Other expense for the thirteen weeks ended September 24, 1999 and September 25, 1998 was $0.2 million.

Benefit for income taxes for the thirteen weeks ended September 24, 1999 decreased by $1.8 million to a benefit of $0.3 million from a benefit of $2.1 million for the thirteen weeks ended September 25, 1998. The decrease was due to a lower pre-tax loss.

Net loss for the thirteen weeks ended September 24, 1999 decreased to $0.9 million from a loss of $3.4 million for the thirteen weeks ended September 25, 1998 for the reasons discussed above.

THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1998.

Total revenue for the thirty-nine weeks ended September 24, 1999 decreased by $3.7 million, or 3.2% to $110.0 million from $113.7 million for the thirty-nine weeks ended September 25, 1998. Food revenue for the thirty-nine weeks ended September 24, 1999 decreased by $3.3 million, or 5.3%, to $60.1 million from $63.4 million for thirty-nine weeks ended and September 25, 1998. Non-food revenue for the thirty-nine weeks ended September 24, 1999 decreased by $0.2 million, or 0.7%, to $39.7 million from $39.9 million for the thirty-nine weeks ended September 25, 1998. The reduction in food revenue was due to lower food sales to new and existing customers caused in part by two less food delivery days during the thirty-nine weeks ended September 24, 1999 as compared to 1998. The reduction in non-food revenue was due to lower sales to new and existing customers. Finance income for the thirty-nine weeks ended September 24, 1999 and September 25, 1998 was $10.3 million.

Gross Profit for the thirty-nine weeks ended September 24, 1999 decreased by $2.4 million, or 3.3%, to $72.4 million from $74.8 million for the thirty-nine weeks ended September 25, 1998.

The gross profit margin for the thirty-nine weeks ended September 24, 1999 and September 24, 1998 was 65.8%.


SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the thirty-nine weeks ended September 24, 1999, these expenses decreased by $3.4 million, or 5.2%, to $63.0 million from $66.4 million for the thirty-nine weeks ended September 25, 1998. The decrease was primarily due to certain cost reductions primarily related to payroll and bad debt expense, certain of which are not expected to recur.

During the thirty-nine weeks ended September 25, 1998 the Company incurred approximately $0.8 million of severance-related costs to the former Chief Executive Officer in accordance with the terms of his employment agreement. There were no such cost incurred during the thirty nine weeks ended September 24, 1999.

Interest expense for the thirty-nine weeks ended September 24, 1999 increased to $12.2 million from $12.1 million for the thirty-nine weeks ended September 25, 1998. The increase was attributable to a greater level of borrowing at a higher rate of interest under the amended revolving credit agreement, fees incurred in connection with the amended revolving credit agreement and interest incurred in connection with the new corporate headquarters capital lease which was partially offset by reduced indebtedness under the Senior Notes resulting from the Senior Note repurchase.

Other expense for the thirty-nine weeks ended September 24, 1999 and September 25, 1998 was $0.4 million.

Benefit for income taxes for the thirty-nine weeks ended September 24, 1999 decreased by $0.9 million to $1.1 million from a benefit of $2.0 million for the thirty-nine weeks ended September 25, 1998. The decrease was due to a lower pre-tax loss.

Extraordinary gain for the thirty-nine weeks ended September 24, 1999 resulted from the repurchase of $14.7 million of Senior Notes at a cost of $6.3 million. Additionally, the Company incurred $0.8 million of non-cash charges related to the repurchase. The Company realized an extraordinary gain of $4.6 million which was net of a tax provision of $3.0 million

Net income for the thirty-nine weeks ended September 24, 1999 increased to $1.2 million from a loss of $4.0 million for the thirty-nine weeks ended September 25, 1998 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the thirty-nine weeks ended September 24, 1999 was $0.4 million, primarily comprised of a net income of $1.2 million, non cash charges of $3.7 million and a decrease in inventory of $0.6 million offset by an increase in accounts receivable of $3.8 million and a decrease in current liabilities of $1.9 million.

Net cash used in investing activities for the thirty-nine weeks ended September 24, 1999 of $0.7 million was for capital expenditures.

Net cash provided by financing activities for the thirty-nine weeks ended September 25, 1999 was $0.6 million, comprised of additional borrowings under the revolver to fund the Senior Note repurchase.

The Company had working capital of $47.1 million as of September 24, 1999 compared to $50.9 million as of December 25, 1998.

The Company has a $50.0 million working capital revolver, with $9.3 million of unused availability as of September 24, 1999. The working capital revolver contains certain covenants requiring the Company to meet certain financial tests including a minimum fixed charge coverage ratio, a maximum leverage ratio, and a limitation on capital expenditures. The working capital revolver and the senior unsecured notes impose certain other restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under its working capital revolver is secured by all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

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

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the thirteen weeks ended September 24, 1999.

Other -Year 2000

The Company has developed a comprehensive plan to address Year 2000 issues. The plan addresses three main areas: (a) information systems; (b) embedded chips; and (c) supply chain readiness. To oversee the process, the Company has established an oversight committee which reports to the Board of Directors and the Audit Committee.

The Company has identified potential deficiencies related to Year 2000 in its information systems, both hardware and software, and is in the process of addressing them through upgrades and other remediation. The Company expects to complete remediation and testing of its internal systems by the end of the fourth quarter. With respect to other equipment with date-sensitive operating controls such as manufacturing equipment, HVAC, security and other similar systems, the Company has completed the process of identifying those items which may require remediation or replacement. The Company has completed remediation or replacement and testing of these systems. As for the third parties, the Company has identified and contacted both inventory and non-inventory suppliers for Year 2000 readiness. For the critical vendors for which an appropriate response has not been received, the Company has begun to identify potential alternative suppliers.

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

PART II    OTHER INFORMATION

Item 5.  Other Information

Matthew Burris tendered his resignation as Director, Vice President and Chief Financial Officer on October 9, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a)      There were no Exhibits filed during the period

(b)      There were no Forms 8-K filed during the period

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto daily authorized.



                                        COLORADO PRIME CORPORATION
                                                (Registrant)


Dated:  November 5, 1999                By: /s/  Steven Lachenmeyer
                                            -----------------------
                                            Vice President Finance