Form 10-K
period 1999-12-24
COLORADO PRIME CORP
filed 2000-03-23
CIK 813356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 24, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-09559

                           COLORADO PRIME CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      11-2826129
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
                                  500 BI-COUNTY BOULEVARD,
                                 FARMINGDALE, NEW YORK 11735

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (516) 694-1111

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of Common Stock of the registrant outstanding as of March 15, 2000 was 1,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

GENERAL

     The Company is a leading direct marketer of high quality, value-added food programs and products related to in-home dining and entertainment. Using a combination of telemarketing and in-home selling, CPC believes that it is the only company to offer this type of in-home shopping service on a broad scale, serving 32 states through 74 sales offices. The Company sells individually packaged, top quality meats and poultry, seafood, assorted pasta dishes and a wide selection of prepared entrees for direct delivery to consumer households. The Company's food products are of a quality generally found only in specialty butchers, fine gourmet shops and high-end restaurants and require simple preparation using a microwave, conventional oven or grill. As a complement to its food products, the Company also sells food-related and home entertainment appliances and accessories with unique features not generally available in traditional retail channels. The purchase of non-food items enables customers to earn a lifetime discount on food purchases.

     The Company employs approximately 1,000 telemarketers and approximately 500 sales representatives. The Company's telemarketers schedule in-home sales presentations. During a sales presentation, the Company's sales representatives present the Company's product offerings and design a customized food program for the customer. The average food order is designed to meet approximately two-thirds of a family's evening meal needs for a six-month period. In addition, approximately 70% of initial orders in fiscal 1999 included the purchase of non-food items. After a customer places an order, a Company representative delivers and stores the food directly to the customer's freezer. To facilitate the purchase of its products, the Company offers convenient financing options through a wholly-owned finance subsidiary.

PRODUCTS AND SERVICES

     The Company offers a selected mix of food and non-food products.

FOOD PRODUCTS

     The Company markets its food products as "Restaurant quality at home." The Company's food product line consists of approximately 300 items, with entrees of a grade and quality comparable to those available only through specialty butchers, fine gourmet shops and high-end restaurants. These products range from select cuts of top quality beef, pork, veal, lamb and poultry, to prepared gourmet dishes such as stuffed chicken breast, marinated pork chops and Mexican and Italian entrees. The Company's frozen entrees may be prepared using a microwave, conventional oven or grill, with 70% of such products requiring only 20 minutes or less for preparation. As a service to its customers, the Company also sells a selected line of brand name grocery items and other household products generally available in local retail food outlets. The Company refines its menu to accommodate changing customer demands.

     With the exception of brand name grocery items, the Company's food items are produced by premium food wholesalers according to the Company's stringent specifications. Most food products carry the Company's trademark and all food products are sold with a 100% customer satisfaction guarantee that the Company will replace any product that does not completely satisfy the customer's expectations. New food revenues for each of the three years in the period ended December 24, 1999 were approximately 21%, 23% and 21% of product sales respectively. Reorder food revenues for each of the three years in the period ended December 24, 1999 were 40%, 39% and 41%, respectively, of product sales.

NON-FOOD PRODUCTS

     As a complement to the customer's food purchases, the Company sells a diverse line of non-food items related to in-home dining and entertainment. The purchase of non-food items enables customers to receive a lifetime discount on their food purchases through the discount marketing program. The Company currently offers approximately 20 food-related appliances or accessories, such as freezers, microwave ovens, barbecue grills, cookware, china and crystal, imported stainless flatware and cutlery. The Company's appliance line includes home entertainment products such as large screen televisions. The Company's non-food items are purchased by special arrangements with manufacturers and have unique features that are not generally available in typical retail channels. New non-food revenues for each of the three years in the period ended December 24, 1999 were approximately 25%, 24%, and 24%, respectively, of product sales. Reorder non-food revenues for each of the three years in the period ended December 24, 1999 were 14% of product sales.

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

MARKETING

  Customer Acquisition

     The Company purchases telemarketing target lists from a variety of sources. JAMI Marketing Services, Inc. is the primary source of outside lists, accounting for 38% of the Company's new customers in fiscal 1999. Additional sources include Donnelly Marketing Services, recent home buyer lists and neighborhood and zip code canvassing. The screened lists of potential customers are distributed to the Company's telemarketing forces who contact prospective customers to introduce the Company's product offerings and schedule an in-home presentation.

     The Company also identifies potential customers through recommendations from existing customers. During fiscal 1999, the Company's referral customers were the source of approximately 31% of all new customers. Referrals are particularly valuable to the Company due to the reduced marketing and sales costs associated with the sale.

  Discount Marketing Program

     The Company's marketing efforts are facilitated by its discount marketing program which provides customers with a lifetime discount on food products when they purchase the Company's non-food products. The discount on the food products generally offsets a customer's incremental monthly payments on non-food purchases. The discount increases with each subsequent non-food purchase up to a maximum possible discount of 50%. During fiscal 1999, 91% of the Company's customers participated in the discount marketing program.

  Sales

     The Company believes that the key to strong sales force performance is a talented, motivated sales management team coupled with ongoing recruiting, training and retention programs. The Company has an ongoing sales training process conducted at the local and corporate level. New representatives are trained in the hiring office by experienced sales personnel using standardized Company training procedures and materials. Additionally, the Company runs regular food and non-food training seminars to educate all sales personnel about the Company's full complement of products. The Company also maintains a corporate management training program for management candidates demonstrating high potential. Sales personnel are compensated by commission, earning a percentage of each new sale and a lower percentage on subsequent reorder sales.

     Sales representatives call on prospective customers in their home at pre-arranged appointment times scheduled by the telemarketers, often on weekends and at night. The in-home sales presentation is generally delivered with both adult family members present. It consists of a food-related presentation, the development of a monthly budget and a custom-designed menu, as well as a presentation of non-food merchandise. Sales representatives also cover reorder appointments. The reorder presentation focuses on additional food products and the Company's full complement of non-food merchandise.

DISTRIBUTION AND DELIVERY

     One of the Company's key competitive advantages is the efficient distribution of perishable foods to its customers' homes. All food items are shipped from the Company's Farmingdale, New York warehouse. Products are transported either by Company-operated 48-foot freezer tractor trailers or independent carriers who pick up shipments from Farmingdale and off-load them to the Company's delivery trucks at one of 18 leased regional depots for delivery to customers. An appointment is made with each customer for delivery of an order at the customer's convenience, including evening hours and Saturdays. Orders are delivered into the home and packed into the customer's freezer by Company employees. With the exception of a customer service follow-up call, this serves as the final step in the Company's quality control process. Generally, non-food items are stored regionally by the Company's suppliers or at public warehouses and are delivered by UPS or other delivery service. This significantly reduces the Company's direct storage, handling and inventory carrying costs.

SUPPLIERS

     In December 1998, the Company announced plans to outsource the production and warehousing of its food items. By September of 1999, the Company had fully outsourced the production of its food items, although the Company continues to warehouse its food product and fulfill its food orders. In the first quarter of fiscal 2000, the Company completed its outsourcing plan to one vendor who will provide 100% of the food product to the Company. The Company is currently evaluating other processing and fulfillment vendors to serve as secondary providers.

     The Company purchases its non-food products from a variety of vendors. The Company strives to maintain relationships with several suppliers to ensure product availability and to maintain flexibility with regard to cost control. In fiscal 1999, the Company's two largest non-food suppliers, Broich Enterprises and C'Ports, Inc., accounted for 38% and 17%, respectively, of total non-food purchases. The Company believes it has a good relationship with each of its suppliers and that alternate suppliers are readily available.

COMPETITION

     The Company's primary competition is local supermarkets, and specialty food retailers. Although the Company competes in each of those markets, the Company operates in a niche market, providing benefits and services in addition to those of each of the above businesses. The Company believes that it competes effectively with these other businesses on the basis of service, product variety and quality, marketing, convenience and the availability of credit.

EMPLOYEES

     The Company has approximately 2,100 employees. Approximately 70 manufacturing and delivery personnel are represented in collective bargaining agreements (The Collective Bargaining Agreement) by Local 210 of the Warehouse and Production Employees Union. The Company expects to close its warehouse as it completes the outsourcing of the pick and pack operation during the first quarter of fiscal 2000. Upon the closing of the warehouse, there will be approximately 24 delivery personnel remaining under The Collective Bargaining Agreement. The current contract expires on October 2, 2002. The Company believes it has a satisfactory relationship with its union labor force.

INTELLECTUAL PROPERTY

     The Company seeks trademark protection from the United States Patent and Trademark Office for many trade names, which the Company uses to market its products and services. The Company presently holds twelve registered trademarks covering trade names and designs including Colorado Prime and Colorado Prime Foods. Although the Company considers its trademarks to be important to its business and continues to seek trademark protection when deemed appropriate, the Company does not consider its trademarks to be material to its business operations.

GOVERNMENTAL REGULATION

     The Company is subject to extensive regulation by a number of federal and state regulatory agencies with respect to the sale of its food and durable goods and the provision of financing to its customers. The Company's telemarketing activities and practices are subject to Federal and various state authorities and its direct marketing activities are subject to federal and state regulation including the home sales solicitation laws. Additionally, the Company's extension of credit to its customers is subject to federal and state truth-in-lending laws, licensing and regulation under retail installment sales acts, usury laws and similar statutes enacted by the states in which it does business.

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

ITEM 2.  PROPERTIES

     The Company believes that its corporate headquarters, storage facilities, regional sales offices and equipment are adequate for its current needs. The Company believes all facilities are adequately insured.

     The following table summarizes the Company's primary facilities by location.

COMPANY FACILITIES

                                                                          SQUARE        LEASE
LOCATION                     OWNED/LEASED     DESCRIPTION OF FACILITY     FOOTAGE    EXPIRATION
--------                     ------------   ---------------------------   -------   -------------
Farmingdale, NY............   Leased        Headquarters                  29,000     August 2013
Farmingdale, NY............   Owned         Preparation, storage,         32,000         --
                                            shipping plant and repair
                                            depot
Pompano Beach, FL..........   Leased        Office, warehouse and         20,000    November 2006
                                            vehicle repair depot
Farmingdale, NY............   Owned         Grocery warehouse              6,800         --

     In addition to those facilities indicated in the table above, the Company leases space for its 74 regional sales offices and 18 regional delivery depots. The regional sales offices are under short-term commercial leases with terms of three to five years, the delivery depots are month to month.

     In connection with the outsourcing of food processing and fulfillment, the Company is marketing for sale its Farmingdale preparation, storage and shipping plant, vehicle repair depot and grocery warehouse.

ITEM 3.  LEGAL PROCEEDINGS

     In December 1999, the Company agreed to pay $75,000 in civil forfeitures, penalties and costs to the State Attorney General of Wisconsin for allegedly violating the state's direct selling and food service plan codes. As part of the settlement, the Company did not admit to any wrongdoing. Additionally, the Company is required to make restitution to certain customers, the amount of which cannot be determined at this point; however, it is not expected to have a material adverse effect on the financial position or results of operations of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Not applicable.

     As of March 15, 2000, there was one holder of record of the Company's Common Stock.

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

                                       PRO FORMA
                          FISCAL       FIFTY-TWO       THIRTEEN         FISCAL
                           YEAR       WEEK PERIOD     WEEK PERIOD        YEAR         TWENTY WEEK     THIRTY-TWO
                          ENDED          ENDED           ENDED           ENDED       PERIOD ENDED     WEEK PERIOD
                       DECEMBER 24,   DECEMBER 25,   DECEMBER 25,    SEPTEMBER 25,   SEPTEMBER 26,       ENDED
                           1999           1998           1998            1998            1997         MAY 9, 1997
                       ------------   ------------   -------------   -------------   -------------   -------------
                                                         (UNAUDITED)
Operating Data
Product Sales........    $131,206       $138,404        $35,056        $137,726         $54,407         $85,510
Finance income
  earned.............      13,562         13,066          2,745(a)       14,005           5,600           8,637
                         --------       --------        -------        --------         -------         -------
Total revenue........     144,768        151,470         37,801         151,731          60,007          94,147
Cost of goods sold...      49,569         52,271         13,446          51,649          21,195          32,949
                         --------       --------        -------        --------         -------         -------
Gross Profit.........      95,199         99,199         24,355         100,082          38,812          61,198
Selling, general and
  administrative.....      82,169         89,730         23,568(a)       86,006          31,923          48,749
Restructuring
  charges............          --          5,343(a)       5,343(a)           --              --              --
Severance-related
  costs..............          --            791(a)          --             791(a)           --              --
Amortization of
  goodwill...........       1,623          1,604            406           1,575             540             713
Interest expense.....      16,186         16,441          4,327          16,164           6,222           5,713
Other expense........         541            728            125             551             245             426
                         --------       --------        -------        --------         -------         -------
Loss before provision
  (benefit) for
  income taxes and
  extraordinary
  item...............      (5,320)       (15,438)        (9,414)         (5,005)           (118)          5,597
Provision (benefit)
  for income taxes...      (1,826)        (5,063)        (3,062)         (1,462)            130           2,414
                         --------       --------        -------        --------         -------         -------
Net income (loss)
  before
  extraordinary
  item...............      (3,494)       (10,375)        (6,352)         (3,543)           (248)          3,183
Extraordinary item --
  gain on
  extinguishment of
  debt -- net of
  tax................       4,556(d)          --             --              --              --              --
                         --------       --------        -------        --------         -------         -------
Net income (loss)....    $  1,062       $(10,375)       $(6,352)       $ (3,543)        $  (248)        $ 3,183
                         --------       --------        -------        --------         -------         -------


                          FISCAL          FISCAL
                           YEAR            YEAR
                           ENDED           ENDED
                       SEPTEMBER 27,   SEPTEMBER 29,
                           1996            1995
                       -------------   -------------
                          (UNAUDITED)
Operating Data
Product Sales........    $142,651        $144,966
Finance income
  earned.............      12,792          11,524
                         --------        --------
Total revenue........     155,443         156,490
Cost of goods sold...      56,387          59,906
                         --------        --------
Gross Profit.........      99,056          96,584
Selling, general and
  administrative.....      80,901          80,988
Restructuring
  charges............          --              --
Severance-related
  costs..............          --              --
Amortization of
  goodwill...........       1,164           1,164
Interest expense.....       9,130           8,017
Other expense........       7,089(a)          767(a)
                         --------        --------
Loss before provision
  (benefit) for
  income taxes and
  extraordinary
  item...............         772           5,648
Provision (benefit)
  for income taxes...       1,262           2,738
                         --------        --------
Net income (loss)
  before
  extraordinary
  item...............        (490)          2,910
Extraordinary item --
  gain on
  extinguishment of
  debt -- net of
  tax................          --              --
                         --------        --------
Net income (loss)....    $   (490)       $  2,910
                         --------        --------

                                       AS OF          AS OF          AS OF FISCAL YEAR ENDED SEPTEMBER,
                                    DECEMBER 24,   DECEMBER 25,   -----------------------------------------
                                        1999           1998         1998       1997       1996       1995
                                    ------------   ------------   --------   --------   --------   --------
                                                   (UNAUDITED)
Balance Sheet Data
Working capital...................    $ 47,010       $ 50,929     $ 49,431   $ 51,235   $ 52,902   $ 48,065
Total assets......................     164,382        174,959      172,027    169,773    150,784    143,841
Long-term debt (including current
  portion)(b).....................     128,455        132,882      125,600    118,675     93,541     82,102
Stockholder's equity..............      16,375         15,313       21,665     25,625     40,669     44,278

                                        PRO FORMA
                                        FIFTY-TWO
                       FISCAL YEAR         WEEK        THIRTEEN WEEK    FISCAL YEAR     TWENTY WEEK    THIRTY-TWO
                          ENDED        PERIOD ENDED    PERIOD ENDED        ENDED       PERIOD ENDED    WEEK PERIOD
                       DECEMBER 24,    DECEMBER 25,    DECEMBER 25,    SEPTEMBER 25,   SEPTEMBER 26,      ENDED
                           1999            1998            1998            1998            1997        MAY 9, 1997
                       ------------   --------------   -------------   -------------   -------------   -----------
Other Financial Data
  EBITDA(c)..........    $14,040         $ 9,542          $1,032          $14,309         $7,396         $13,397
EBITDA
  margin(c)..........        9.7%            6.9%            2.7%             9.4%          12.3%           14.2%


                          FISCAL YEAR
                       ENDED SEPTEMBER,
                       -----------------
                        1996      1995
                       -------   -------
Other Financial Data
  EBITDA(c)..........  $20,062   $17,424
EBITDA
  margin(c)..........     12.9%     11.1%

---------------
(a) The thirteen weeks and fifty-two weeks ended December 25, 1998 includes a restructuring charge of $5.3 million. The restructuring plan involved (i) outsourcing the production and fulfillment of its food products to a third party and the closing of its Farmingdale, New York processing plant, (ii) the consolidation of certain of its leased facilities and (iii) the involuntary termination of certain employees at its Farmingdale, New York corporate headquarters. The thirteen weeks ended December 25, 1998 includes $1.2 million of one time charges primarily related to finance income from the appliance receivables and other non-payroll costs. The fifty-two weeks ended December 25, 1998 and fiscal year ended September 25, 1998 includes an $0.8 million charge for severance-related cost incurred in connection with the former Chief Executive Officer. Fiscal 1996 includes debt financing expenses of $0.6 million and payments to management of $4.2 million under a management incentive plan related to the issuance of senior notes in December of 1995 and also includes a charge for unused office and warehouse space of $1.7 million. Fiscal 1995 includes a write-off of capitalized software costs of $0.2 million.

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

(d) The fiscal year ended December 24, 1999 includes an extraordinary gain resulting from the repurchase of $14.7 million of Senior Notes at a cost of $6.3 million. Additionally, the company incurred $0.8 million of non-cash charges related to the repurchase. The Company realized an extraordinary gain of $4.6 million which was net of a tax provision of $3.0 million.

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

                                                     PRO FORMA
                                                     FIFTY-TWO
                                                    WEEK PERIOD      THIRTEEN               PRO FORMA
                                                       ENDED       WEEK PERIOD               52 WEEK
                                                    DECEMBER 25,      ENDED                PERIOD ENDED
                                           FISCAL       1998       DECEMBER 25,   FISCAL    SEPTEMBER,
                                            1999    (UNAUDITED)        1998        1998        1997
                                           ------   ------------   ------------   ------   ------------
Statement of Operations and Other
  Financial Data:
     Total revenue.......................  100.0%      100.0%         100.0%      100.0%      100.0%
     Gross profit........................   65.8        65.5           64.4        66.0        64.9
     Selling, general and administrative
       expenses..........................   56.8        59.2           62.3        56.7        52.4
     Restructuring charges...............     --         3.5           14.1          --          --
     Severance-related costs.............     --         0.5             --         0.5          --
     Interest expense....................   11.2        10.9           11.4        10.7         7.7
     Amortization of goodwill............    1.1         1.1            1.1         1.0         0.8
     Other expense.......................    0.4         0.5            0.3         0.4         0.4
     Provision (benefit) for income
       taxes.............................   (1.3)       (3.3)          (8.1)       (1.0)        1.6
     Extraordinary item..................    3.1          --             --          --          --
     Net income (loss)...................    0.7        (6.8)         (16.8)       (2.3)        1.9
     EBITDA..............................    9.7         6.9            2.7         9.4        13.4

  Fifty-two Weeks Ended December 24, 1999 Compared to Fifty-two Weeks Ended December 25, 1998.

     Total revenue for the fifty-two weeks ended December 24, 1999 decreased by $6.7 million, or 4.4%, to $144.8 million from $151.5 million for the fifty-two weeks ended December 25, 1998. Food revenue for the fifty-two weeks ended December 24, 1999 decreased by $4.7 million, or 5.6%, to $80.1 million from $84.8 million for the fifty-two weeks ended December 25, 1998. Non-food revenue for the fifty-two weeks ended December 24, 1999 decreased by $2.5 million, or 4.6%, to $51.1 million from $53.6 million for the fifty-two weeks ended December 25, 1998. The reduction in food revenue was due to lower average order size and volume from new customers. The decrease in non-food revenue was due to lower volume from new customers and lower average order size from existing customers. Finance income for the fifty-two weeks ended December 24, 1999 increased by $0.5 million, or 3.8%, to $13.6 million from $13.1 for the fifty-two weeks ended December 25, 1998 due to an increase in the balance of eligible accounts.

     Gross profit for the fifty-two weeks ended December 24, 1999 decreased by $4.0 million, or 4.0%, to $95.2 million from $99.2 million for the fifty-two weeks ended December 25, 1998. The gross profit margin for the fifty-two weeks ended December 24, 1999 increased to 65.8% from 65.5% for the fifty-two weeks ended December 25, 1998. The increase in the gross profit margin was primarily due to the shift in production of certain of its food products from the Company-owned facility to an outside processor in connection with the December 1998 restructuring plan and an increase in finance income.

     SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the fifty-two weeks ended December 24, 1999, these expenses decreased by $7.5 million, or 8.4%, to $82.2 million from $89.7 million for the fifty-two weeks ended December 25, 1998. The decrease was due to a $3.3 million reduction in fixed and variable salary and benefits, a $1.3 million reduction in telecommunication costs from a new contract with its long-distance carrier, a $1.3 million reduction in bad debt expense from improved receivable performance, a $0.7 million reduction in promotional costs and approximately $1.0 million reduction in other non salary costs.

     During the fifty-two weeks ended December 25, 1998 the Company incurred approximately $0.8 million of severance-related costs to the former Chief Executive Officer in accordance with the terms of his employment agreement. There were no such cost incurred during the fifty-two weeks ended December 24, 1999.

     Interest expense for the fifty-two weeks ended December 24, 1999 decreased by $0.2 million, or 1.6% to $16.2 million from $16.4 million for the fifty-two weeks ended December 25, 1998. The reduction was due to lower indebtedness under its Senior Notes resulting from the repurchase described below, partially offset by increased indebtedness under its working capital revenue revolver and the capital lease for its new corporate headquarters which originated in late fiscal 1998.

     Other expense for the fifty-two weeks ended December 24, 1999 decreased by $0.2 million to $0.5 million from $0.7 million for the fifty-two weeks ended December 25, 1998.

     Benefit for income taxes for the fifty-two weeks ended December 24, 1999 decreased by $3.3 million to a benefit of $1.8 million from a benefit of $5.1 million for the fifty-two weeks ended December 25, 1998. The decrease was due to a lower pre-tax loss.

     Net loss before extraordinary item for the fifty-two weeks ended December 24, 1999 decreased to $3.5 million from a loss of $10.4 million for the fifty-two weeks ended December 25, 1998 for the reasons discussed above.

     Extraordinary gain for the fifty-two weeks ended December 24, 1999 resulted from the repurchase of $14.7 million of Senior Notes at a cost of $6.3 million. Additionally, the Company incurred $0.8 million of non-cash charges related to the repurchase. The Company realized an extraordinary gain of $4.6 million which was net of a tax provision of $3.0 million.

     EBITDA for the fifty-two weeks ended December 24, 1999 increased by $4.5 million or 47%, to $14.0 million from $9.5 million for the fifty-two weeks ended December 25, 1998. EBITDA margin as a percentage of total revenue increased to 9.7% for the fifty-two weeks ended December 24, 1999 from 6.9% for the fifty-two weeks ended December 25, 1998 for reasons stated above. See footnote (c) to "Selected Financial Data".

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

     Gross profit for the thirteen weeks ended December 25, 1998 decreased by $1.0 million, or 4.0%, to $24.4 million from $25.4 million for the thirteen weeks ended December 26, 1997. Gross profit, before the one-time charge to finance income discussed above, for the thirteen weeks ended December 25, 1998 decreased by $0.3 million, or 1.3%, to $25.1 million from $25.4 million for the thirteen weeks ended December 26, 1997. The gross profit margin before the one-time charge to finance income, decreased to 66.3% for the thirteen weeks ended December 25, 1998 from 66.7% for the thirteen weeks ended December 26. 1997. The decrease in the gross profit margin was due to an increase in the reserve for appliance returns as the Company experienced a slightly higher return rate as compared to the previous quarter from the PC product line.

     SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the thirteen weeks ended December 25, 1998, these expenses increased by $3.8 million or 19.1%, to $23.6 million from $19.8 million for the thirteen weeks ended December 26, 1997. The increase was primarily due to $1.6 million higher bad debt costs due to an increase in the age and rate of delinquent accounts and was consistent with the quarterly expense for the previous two quarters, $0.6 million higher incentive and recruiting costs for sales personnel, $0.2 million of new sales office operating cost and a $1.0 million increase in telemarketing costs, primarily related to higher costs for new telemarketing centers supporting the startup of three new sales offices opened during the thirteen weeks ended December 25, 1998 and higher telephone costs for existing telemarketing centers due to certain fees and taxes enacted in January 1998. As a percentage of total revenues, SG&A expenses increased to 62.3% for the thirteen weeks ended December 25, 1998 from 52.0% for the thirteen weeks ended December 26, 1997.

     Restructuring

     During the period ended December 25, 1998, management authorized and committed the Company to undertake three significant restructurings and recorded a combined restructuring charge of $5.3 million. The restructuring plan involved
(i) outsourcing the production and fulfillment of its food products to a third party and the closing of its Farmingdale, New York processing plant, (ii) the consolidation of certain of its leased facilities and (iii) the involuntary termination of certain employees at its Farmingdale, New York corporate headquarters. Each as described more fully below;

     Plant Restructuring

     In order to reduce operating costs and enhance product offering, the Company planned to close its processing plant and outsource to one or more third parties. The Company recorded a $2.6 million restructuring charge to recognize severance and benefits for the plant employees to be terminated, estimated incremental operating costs during the transition period and an asset write-down to reflect the net realizable value of certain plant assets. In September 1999, the Company had fully outsourced the production of certain of its food items to a third party, however the Company continued to warehouse and pick its own orders. In March 2000, the Company completed the outsourcing of the production, warehousing and order fulfillment to a third party vendor.

     Operational Restructuring

     In order to improve productivity and asset utilization, the Company planned to reduce the costs associated with certain of its leased facilities. The Company has recorded a $1.7 million restructuring charge to recognize obligations for unused space, asset write-downs to reflect the net realizable value of certain assets within the closed facilities, other move-related costs and severance and benefits for the employees to be terminated. In August 1999, the Company closed the nine underperforming sales offices and through consolidation of its telemarketing branches, vacated twenty locations.

     Headquarters Restructuring

     In order to reduce operating costs, the Company planned to restructure certain of its support functions at its corporate headquarters. The Company recorded a restructuring charge of $1.0 million to recognize severance and benefits for employees to be terminated. During fiscal 1999, the Company terminated approximately 35% of its corporate headquarters support staff.

     In connection with the above restructuring, for the year ended December 24, 1999 the Company made severance related payments of approximately $0.6 million, incurred approximately $0.6 million of incremental operating cost in connection with the transition, wrote off $0.3 million of plant assets, and made payments of approximately $0.1 million for unused real estate. In fiscal 2000, the Company expects to make severance related payments of approximately $1.0 million, write off approximately $1.0 million of assets in connection with the closing of its plant and pay out approximately $0.4 million for unused real estate if management is unable to negotiate more favorable terms with its landlords.

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

     Net loss for the thirteen weeks ended December 25,1998 was $6.4 million as compared to net income of $0.5 million for the thirteen weeks ended December 26, 1997 for the reasons discussed above.

     EBITDA for the thirteen weeks ended December 25, 1998 decreased by $4.8 million or 82.2%, to $1.0 million from $5.8 million for the thirteen weeks ended December 26, 1997. EBITDA margin as a percentage of total revenue decreased to 2.7% for the thirteen weeks ended December 25, 1998 from 15.2% for the thirteen weeks ended December 26, 1997 for the reasons stated above. See Footnote (C) to "Selected Financial Data".

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the fifty-two weeks ended December 24, 1999 was $2.7 million, primarily comprised of an increase in accounts receivable of $5.2 million and a decrease in accounts payable, accrued expenses and other liabilities of $7.5 million, partially offset by non cash charges of $6.5 million including a $4.6 net of tax extraordinary gain on early extinguishment of debt, net income of $1.0 million, a $1.5 million reduction in inventory, a $0.9 million reduction in refundable income taxes, and a $0.3 million increase in income tax payable.

     Cash provided by financing activities for the fifty-two weeks ended December 24, 1999 was $3.5 million, primarily comprised of borrowings under the working capital revolver of $9.8 million to fund the $6.3 million repurchase of Senior Notes.

     The Company's primary use of cash in investing activities is the purchase of property and equipment. Capital expenditures in fiscal 1999 totalled $1.0 million. The Company expects that capital expenditure requirements will be approximately $0.5 million for fiscal 2000.

     The Company's average working capital borrowings for fiscal 1999 was $41.3 million. The increase is due primarily to borrowings to fund the repurchase of Senior Notes and to fund the semi-annual interest payments on the Senior Notes. The Company's maximum working capital borrowings outstanding during the period was $42.6 million.

     The Company has a $50.0 million working capital revolver, with $6.0 million of available borrowings as of December 24, 1999. The working capital revolver contains certain covenants requiring the Company to meet certain financial tests including a minimum fixed charge coverage ratio, a maximum leverage ratio, and a limitation on capital expenditures. The working capital revolver and the notes impose certain other restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under its working capital revolver is secured by all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles. As of December 24, 1999 the Company was in compliance with the provisions of the working capital revolver.

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

     Subject to market conditions and contractual requirements, the Company may consider and effect the refinancing of a part of its indebtedness in fiscal 2000 in order to improve its debt service position and to reduce its net interest expense.

     During January 1999, the Company repurchased in aggregate $14.7 million (face value) of its Notes at a cost of $6.3 million. Additionally, the Company wrote-off approximately $0.8 million of unamortized debt issuance cost related to the repurchased Notes. The Company realized an extraordinary gain of $4.6 million which was net of a tax provision of approximately $3.0 million.

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for the three fiscal years ended December 24, 1999.

OTHER -- YEAR 2000

     Our comprehensive program to address Year 2000 issues was successful in that our business activities continued without disruption through the days before and after January 1, 2000. In terms of supply chain readiness, on the basis of the information available to us, we do not expect disruptions caused by the failures of third parties to remediate their Year 2000 issues.

     Costs related to the Year 2000 program were not significant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's principal financial instrument is long-term debt under a Working Capital Revolver that provides for interest at a base rate or libor (as defined in the agreement) plus a margin (as outlined in the agreement). The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this Working Capital Revolver. A significant rise in the rate could materially adversely affect the Company's business, financial condition and results of operations. At December 24, 1999, an aggregate principal amount of $40.5 million was outstanding under the Company's Working Capital Revolver and represented a weighted average annual interest of 9.7%. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are listed under Item 14 in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT.

     The following table sets forth the names, ages as of December 24, 1999 and positions of each person who is a director, executive officer or key employee of the Company.

NAME                                     AGE                        POSITION
----                                     ---                        --------
Paul Roman.............................  49     Chairman of the Board and Chief Executive Officer
Steven Lachenmeyer.....................  33     Vice President of Finance
Charles Montanino......................  72     Vice President of Plant Operations
Joseph Ugenti..........................  55     Senior Vice President of Operations
Jack Crown.............................  61     Vice President of Credit and Collections
Will Paquin............................  54     Vice President, Chief Information Officer
Dave Bryant............................  41     Vice President of Sales
Robert Wilson..........................  43     Vice President -- Midwest Division
Ronald Mel.............................  33     Vice President -- Southeast Division
John DeMaio............................  45     Vice President -- West Division
Dave Sebra.............................  39     Vice President -- Northeast Division
Frederic Malek.........................  63     Director
Carl J. Rickertsen(A)..................  39     Director
Dr. Paul Stern.........................  60     Director
William Dordelman......................  59     Director
Daniel J. Altobello....................  58     Director
William Nicholson......................  56     Director

---------------
(A) Effective January 31, 2000, Carl J. Rickertsen resigned as Director of the Company.

     PAUL ROMAN was named Chairman of the Board and Chief Executive Officer in July 1999. Mr. Roman joined the Company as President, Chief Operating Officer and Director in August 1998. From 1990 to 1997, Mr. Roman was President of Rollins Protective Services, a provider of electronic security services for commercial and residential alarm customers throughout the United States and a former division of Rollins Inc. Prior to 1990, Mr. Roman held positions within Rollins Protective Services ranging from sales to VP of Operations. Prior to that, Mr. Roman was an owner/operator of American Home Security from 1982 to 1985 and a consultant to the industry regarding financing, acquisitions, and general management assignments.

     STEVEN LACHENMEYER was named Vice President of Finance and acting Chief Financial Officer in October 1999. Mr. Lachenmeyer joined the Company as Vice President and Controller in June 1997 and later named Secretary in December 1997. Prior to that, Mr. Lachenmeyer was an audit manager with Arthur Andersen LLP.

     CHARLES MONTANINO has been Vice President of Plant Operations since March 1987. Mr. Montanino joined CPC in April 1973 and served as plant manager from 1980 through March 1987.

     JOSEPH UGENTI was named Senior Vice President of Operations in June 1999. Mr. Ugenti began in CPC's sales department in 1975 and was elected Vice President of Customer Acquisition in August 1991. From June 1983 to July 1991, Mr. Ugenti was Director of Telemarketing of CPC.

     JACK CROWN joined the Company as Vice President of Credit and Collections in September 1999. Prior to joining CPC, Mr. Crown served as National Director of Credit and Collections for Aaron's Rents from 1995 to 1999. Mr. Crown held position of Vice President of Operations for Bass & Associates from 1994 to 1995, was Group Vice President for Rollins Inc. from 1983 to 1994 and Vice President with Citibank. Before joining Citibank, Mr. Crown held management positions with G.E. Capital/F.W. Woolworth and Sears Roebuck.

     WILL PAQUIN joined the Company as Vice President and Chief Information Officer in December 1999. Prior to joining the Company, Mr. Paquin was the President of W.C. Paquin & Associates, a provider of consulting services in the area of Information Systems, Call Center Integration, Telecommunication and E-Commerce. Prior to forming his own company, Mr. Paquin was Vice President of National Accounts for Noble Systems Corporation, a provider of Call Center consulting services in application development, business re-engineering, and Electronic Commerce Integration. From 1981-1996, Mr. Paquin held various management positions at Rollins Inc., an Atlanta based Fortune 500 company and served as CIO for several divisions of the company.

     RONALD MEL was named Vice President of the Southeast Division, prior to that he was Vice President of the Midwest Division since May 1997. Mr. Mel joined CPC in 1992 as branch manager. In 1994, Mr. Mel served as East Coast Divisional Trainer. From 1995 through 1997, Mr. Mel served as Divisional Manager for the Florida region.

     JOHN DEMAIO has been Vice President of the West Division since 1984. Mr. DeMaio joined CPC in 1982 and served as Divisional Manager of the Mid-Atlantic Area from 1982 to 1984. Previously, Mr. DeMaio served as General Sales Manager of American Frozen Foods from 1974 to 1981.

     DAVE SEBRA was named Vice President of the Northeast Division in December 1999, prior to that he was Regional Director of New England and New Jersey Regions. Since joining CPC as a sales representative in 1983, Mr. Sebra has served as Branch Manager from 1985 to 1990, Regional Manager of New Jersey from 1990-1993 and in 1997 became Reco Manager for the Northeast Division.

     ROBERT WILSON was named Vice President of the Midwest Division in April 1999. Since joining CPC in 1992 as a sales representative, Mr. Wilson has served as Branch Manager from 1993 until 1997 when he became Central Regional Manager.

     FREDERIC MALEK became a Director of CPC following the consummation of the Merger. Mr. Malek founded Thayer Capital Partners in 1991 and co-founded Thayer Equity Investors III, L.P. in 1995. From 1989 to 1991, Mr. Malek was President and then Vice Chairman of Northwest Airlines. Prior to that time, Mr. Malek served as President of Marriott Hotels and Resorts from 1980 through 1988. Mr. Malek currently serves as director of several publicly-traded companies, including Automatic Data Processing Corp., American Management Systems, Manor Care Inc., FPL Group and Northwest Airlines, CB Richard Ellis, Inc., Saga Systems, Inc., and Aegis Communications, Inc.

     DR. PAUL STERN resigned as Chairman of the Board and Chief Executive Officer in July 1999. Dr. Stern remains a Director. Dr. Stern became a Director of CPC following the consummation of the Merger. Dr. Stern co-founded Thayer Equity Investors III, L.P. in 1995. Prior to that, Dr. Stern was a Special Limited Partner at Forstmann Little & Co. From 1989 until 1993, Dr. Stern served as the Chairman and Chief Executive Officer of Northern Telecom Ltd. Prior to that, Dr. Stern served as President and Chief Operating Officer of Burroughs (later Unisys) Corporation, Corporate Vice President and later President of Commercial Electronics Operations at Rockwell International Corporation and Chairman and Chief Executive Officer of Braun AG in Germany. Dr. Stern serves on the Board of Dow Chemical Company, LTV Corporation, Whirlpool Corporation, Saga Systems, Inc. and MLC Holdings, Inc.

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

BOARD COMMITTEES

     The Board of Directors of the Company has established a compensation committee (the "Compensation Committee") and an audit committee (the "Audit Committee"). The Compensation Committee, which consists of Dr. Stern and Messrs. Malek and Nicholson, determines the compensation of the Company's executive officers. The Compensation Committee also administers the Company's Stock Option Plan (the "Option Plan"). The Audit Committee recommends the appointment of auditors and oversees the accounting and audit functions of the Company. Ms. Gallagher and Mr. Altobello comprise the Audit Committee.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation paid or earned during fiscal 1999 by the Company's Chief Executive Officer and the four other most highly paid executive officers whose total salary and bonus exceeded $100,000 for services rendered to the Company during fiscal 1999. The Company did not maintain any long-term incentive plans nor did it grant stock appreciation rights or restricted stock awards during fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION FOR THE YEAR ENDED
                                                                    DECEMBER 24, 1999
                                                         ---------------------------------------
                                                                                  OTHER ANNUAL
NAME                                                      SALARY      BONUS      COMPENSATION(1)
----                                                     --------    --------    ---------------
Paul Roman.............................................  $309,000    $157,000(2)       $0
  Chairman of the Board and Chief Executive Officer
Joseph Ugenti..........................................  $136,000    $ 59,000          $0
  Senior Vice President of Operations
Steven Lachenmeyer.....................................  $118,000    $ 33,000          $0
  Vice President of Finance
Ricardo DeSantis.......................................  $230,000    $      0          $0
  Former Vice President of Marketing
Matthew Burris.........................................  $197,000    $ 27,000          $0
  Former Chief Financial Officer

---------------
(1) Represents perquisites and other personal benefits, if such benefit exceeds the lesser of $50,000 or 10% of the total annual salary and bonus for the executive officer.

(2) Represents bonus earned in fiscal 1999 paid in fiscal 2000.

                            OPTION/SAR GRANTS DURING
                                  FISCAL 1999

                                                       INDIVIDUAL GRANTS(1)
                                 ----------------------------------------------------------------
                                    NUMBER OF        % OF TOTAL
                                   SECURITIES      OPTIONS GRANTED   EXERCISE OR                    GRANT
                                   UNDERLYING       EMPLOYEES IN     BASE PRICE      EXPIRATION      DATE
                                 OPTIONS GRANTED     FISCAL YEAR      ($/SHARE)       DATE(3)      VALUE(5)
                                 ---------------   ---------------   -----------   --------------  --------
Paul Roman(2)..................       6,750              52%            $100       December, 2008  $     0(6)
  Chairman of the Board and           3,250              25%            $ 25         May, 2008     $20,000
  Chief Executive Officer
Matthew Burris(2)(4)...........       3,000              23%            $100       October, 2008          (7)
  Former Chief Financial
  Officer

---------------
(1) The stock option plan relates to shares of Common Stock of CPH. No stock options were exercised during the Company's last fiscal year.

(2) Each of the named executive officers' options have been granted to them by CPH as part of their compensation with respect to the Company. The 6,750 options granted to Mr. Roman vest as to 3,375 shares on September 30, 1999 and September 30, 2000, respectively. The 3,250 options granted to Mr. Roman vest on September 30, 2001. The 3,000 options granted to Mr. Burris are subject to certain performance based criteria, whereby a portion of such options shall vest upon (i) the executives continued employment in the Company, (ii) CPH achieving or exceeding its projections for a given fiscal year and (iii) CPH achieving or exceeding an internal rate of return of 40% with respect to the investment in CPH by Thayer Equity Investors III, L.P. To the extent that their individual options have vested, each named executive officer may exercise his options, in whole or in part, at any time prior to the expiration date.

(3) Each of the named executive officers' options expire upon the earliest of
    (i) date of termination for good cause, (ii) ninety (90) days after termination by reason of retirement, resignation, death or disability, (iii) ninety (90) days after termination other than for good cause, or (iv) the expiration date.

(4) With respect to the options granted to Mr. Burris, all of such options have expired without exercise.

(5) The fair value of each option grant is estimated on the date of grant using the minimum value method. The following weighted average assumptions used were as follows: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 5.8%; expected life of 5 years and a fair value of $6.29 per option.

(6) In September 1999 the options were repriced to an exercise price of $0.01 per share.

(7) Grant date value not presented as options have expired without exercise.

DIRECTOR COMPENSATION

     Directors are reimbursed for certain expenses incurred by them in connection with attendance at meetings of the Board. Other than with respect to reimbursements for expenses, directors who are also officers of the Company do not receive compensation to serve as directors.

EMPLOYMENT AGREEMENTS

     The Company has executed an employment agreement with Mr. Paul Roman for a three year term, and provides for (i) payment of a base annual salary; (ii) payment of bonuses based upon achievement of certain profitability and other performance targets of the Company; and (iii) certain fringe benefits. The employment agreement provides that the executive may be terminated by the Company only with cause or upon payment of a full year's salary and benefits following notice of termination, and that the executive will not compete with the Company during the period of employment and for a period of two years following termination of employment for good cause and one year following termination of employment other than for good cause. The Company executed agreements with Messrs. Bryant, Lachenmeyer, and Paquin which provide for payment up to 12 months of salary in the event employment is terminated by the Company for reasons other than good cause. The Company executed an agreement with Mr. Crown that provides for guaranteed base salary of $0.1 million per year for 30 months, guaranteed $0.3 million for the term October 6, 1999 through March 6, 2002.

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

EMPLOYEE BENEFIT PLAN

     On November 1, 1999, the Company merged the defined contribution pension plan into the Company's 401(k) plan. The Company sponsors a 401(k) plan ("The Plan") available for all employees who have attained the age of 21 and have completed six months of service with the Company. The Plan was adopted effective February 1, 1986 and was amended effective February 1, 1988, January 1, 1989, and November 1, 1999 as hereinafter described. Under the Plan's qualified cash or deferred arrangement, a participant may, under an arrangement with the Company, elect to have up to 20% of their annual compensation paid to the Plan on behalf of the participant, in lieu of the participant's current receipt of such compensation. The Plan provides for a Company match equal to forty percent of the first five percent of the employees annual compensation. In addition to the Company's mandatory contribution, the Company may, but need not, make discretionary contributions to the Plan in such amounts as it determines. A participant's contributions made under the qualified cash or deferred arrangement are 100% vested at all times. For employees who became participants of the Plan prior to January 1, 1989, discretionary contributions made under the Plan vest equally over a three year period. Benefits are payable upon a participant's termination of employment for any reason, in the form of one lump sum payment or in installments extending over a fixed period of years, depending upon the employee's election.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the Company's issued and outstanding capital stock is owned by CPH. The issued and outstanding capital stock of each of the Company's subsidiaries is owned by the Company. The table sets forth, as of December 24, 1999, the Common Stock of CPH owned beneficially or of record (i) by any person in an amount in excess of five percent of such Common Stock; (ii) by each executive officer of the Company; and (iii) by all directors and executive officers of the Company as a group. In addition, Thayer owns 99.9% of CPH's 10,000 outstanding shares of 15% payable-in-kind redeemable preferred stock, par value $0.01 per share.

                                                                 NUMBER OF        PERCENTAGE OF
                                                                 SHARES OF         OUTSTANDING
                                                              COMMON STOCK OF    COMMON STOCK OF
NAME AND ADDRESS OF BENEFICIAL OWNER                             CPH(1)(3)          CPH(1)(3)
------------------------------------                          ---------------    ---------------
Thayer Equity Investors III, L.P.(2)........................      128,068(3)(4)        79.6%
  1455 Pennsylvania Avenue N.W
  Washington, D.C. 20004
Paul Roman..................................................        3,375               2.1%
  Colorado Prime Corporation
  500 Bi-County Blvd
  Farmingdale, NY 11735
Daniel J. Altobello.........................................          400               0.2%
  6550 Rock Spring Drive
  Bethesda, MD 20817
William Nicholson...........................................          320               0.2%
  256 Eucalyptus Drive
  Santa Barbara, CA 93108
William Dordelman...........................................       10,000               6.2%
  95 Rowayton Avenue
  Building A
  Rowayton, CT 06853
Steven Lachenmeyer..........................................          126               0.1%
  Colorado Prime Corporation
  500 Bi-County Blvd
  Farmingdale, NY 11735
Joseph Ugenti...............................................          295               0.2%
  Colorado Prime Corporation
  500 Bi-County Blvd
  Farmingdale, NY 11735
Matthew Burris..............................................          800               0.5%
  Colorado Prime Corporation
  500 Bi-County Blvd
  Farmingdale, NY 11735
All directors and executive officers as a group(5)..........

---------------
(1) Excludes 19,608 shares of CPH Common Stock that may be acquired upon the exercise of warrants which represent 10% of CPH Common Stock on a fully-diluted basis (without taking into account shares of CPH Common Stock which will be subject to CPH's 1997 Stock Option Plan).

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

(5) Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT ADVISORY FEES

     In May, 1997 following the consummation of the Merger, the Company and TC Management entered into a management and consulting agreement pursuant to which TC Management will provide management advisory and consulting services to the Company for which it will receive a payment of $0.5 million plus expenses annually.

     The Company believes that the management advisory fee paid to TC Management is comparable to fees that would be paid to unaffiliated third parties for similar services.

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

  (a) (1)-(2) Financial Statements:

          The Financial Statements and Schedules listed in the accompanying index to Consolidated Financial Statements and Supplemental Data on page F-1 are filed as part of this report.

  (b) Reports on Form 8-K:

          None

  (c) Exhibits:

          See Index to Exhibits on page E-1.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly insured this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          Colorado Prime Corporation

                                          By:    /s/ STEVEN LACHENMEYER
                                            ------------------------------------
                                                     Steven Lachenmeyer
                                                 Vice President of Finance
                                               (Principal Accounting Officer)

Date: March 23, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                    SIGNATURES                                     TITLE                     DATE
                    ----------                                     -----                     ----

                         *                           Chief Executive Officer and        March 21, 2000
---------------------------------------------------  Chairman of the Board (Principal
                    Paul Roman                       Executive Officer)

                         *                           Vice President of Finance          March 21, 2000
---------------------------------------------------  (Principal Accounting Officer)
                Steven Lachenmeyer

                         *                           Director                           March 21, 2000
---------------------------------------------------
                  Dr. Paul Stern

                         *                           Director                           March 21, 2000
---------------------------------------------------
                  Frederic Malek

                         *                           Director                           March 21, 2000
---------------------------------------------------
               William F. Dordelman

                         *                           Director                           March 21, 2000
---------------------------------------------------
                Daniel J. Altobello

                         *                           Director                           March 21, 2000
---------------------------------------------------
                 William Nicholson

            *By: /s/ STEVEN LACHENMEYER              Attorney-in-Fact                   March 21, 2000
  ----------------------------------------------
                Steven Lachenmeyer

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTAL DATA

     The following financial statements of the registrant and its subsidiaries required to be included in Item 14.(a)(1) and (2) of Form 10-K are listed below:

     Report of Independent Public Accountants.

     Consolidated Balance Sheets as of December 24, 1999 and September 25, 1998.

     Statements of Consolidated Operations for the fiscal year ended December 24, 1999, thirteen week period ended December 25, 1998, fiscal year ended September 25, 1998 and the twenty-week period ended September 26, 1997.

     Statements of Consolidated Stockholder's Equity for the fiscal year ended December 24, 1999, thirteen week period ended December 25, 1998, fiscal year ended September 25, 1998 and the twenty-week period ended September 26, 1997.

     Statements of Consolidated Cash Flows for the fiscal year ended December 24, 1999, thirteen week period ended December 25, 1998, fiscal year ended September 25, 1998 and the twenty-week period ended September 26, 1997.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants.

     Statement of Consolidated Operations for the thirty-two week period ended May 9, 1997.

     Statement of Consolidated Stockholder's Equity for the thirty-two week period ended May 9, 1997.

     Statement of Consolidated Cash Flows for the thirty-two week period ended May 9, 1997.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants on Schedule.

     Schedule II for the fiscal year ended December 24, 1999, thirteen week period ended December 25, 1998, fiscal year ended September 25, 1998 and the twenty-week period ended September 26, 1997.

     Report of Independent Public Accountants on Schedule.

     Schedule II for the thirty-two week period ended May 9, 1997.

     All other schedules not listed above have been omitted as they are not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Colorado Prime Corporation:

     We have audited the accompanying consolidated balance sheets of Colorado Prime Corporation (a Delaware corporation) and subsidiaries as of December 24, 1999 and September 25, 1998, and the related statements of consolidated operations, stockholder's equity and cash flows for the fiscal year ended December 24, 1999, the thirteen week period ended December 25, 1998, the fiscal year ended September 25, 1998 and the twenty-week period ended September 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Prime Corporation and subsidiaries as of December 24, 1999 and September 25, 1998, and the results of their operations and their cash flows for the fiscal year ended December 24, 1999, the thirteen week period ended December 25, 1998, the fiscal year ended September 25, 1998 and the twenty-week period ended September 26, 1997 in conformity with accounting principles generally accepted in the United States.

                                   ARTHUR ANDERSEN LLP

Melville, New York
March 15, 2000

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 24,    SEPTEMBER 25,
                                                                  1999            1998
                                                              ------------    -------------
ASSETS
Current assets:
  Cash......................................................    $    754        $    713
  Accounts receivable -- net................................      51,379          53,698
  Inventories...............................................       3,217           4,559
  Prepaid expenses and other current assets.................       1,830           1,931
  Refundable income taxes...................................          --             926
  Deferred income tax asset.................................       7,533           9,357
                                                                --------        --------
          Total current assets..............................      64,713          71,184
                                                                --------        --------
Property, plant and equipment -- net........................       8,792           9,356
Noncurrent accounts receivable -- net.......................      36,380          37,022
Goodwill -- net.............................................      43,986          46,015
Other assets................................................       6,677           8,450
Deferred income tax asset...................................       3,834              --
                                                                --------        --------
          Total assets......................................    $164,382        $172,027
                                                                ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................    $  4,868        $  4,938
  Accrued expenses..........................................      12,084          16,415
  Income and other taxes payable............................         622             255
  Current portion of capital lease obligations..............         129             145
                                                                --------        --------
          Total current liabilities.........................      17,703          21,753
                                                                --------        --------
Revolver (Note 9)...........................................      40,477          23,416
Senior unsecured notes, net of discount.....................      84,155          98,263
Long-term portion of capital lease obligations..............       3,694           3,776
Other liabilities...........................................       1,978           3,154
Commitments and contingencies (Note 15)
Stockholder's equity:
  Common stock -- par value, $.01, per share; 1,000 shares
     authorized, issued and outstanding.....................          --              --
  Paid-in capital...........................................      25,868          25,868
  Accumulated deficit.......................................      (9,493)         (4,203)
                                                                --------        --------
          Total stockholder's equity........................      16,375          21,665
                                                                --------        --------
          Total liabilities and stockholder's equity........    $164,382        $172,027
                                                                ========        ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                           FISCAL       THIRTEEN WEEK        FISCAL         TWENTY-WEEK
                                         YEAR ENDED      PERIOD ENDED      YEAR ENDED      PERIOD ENDED
                                        DECEMBER 24,     DECEMBER 25,     SEPTEMBER 25,    SEPTEMBER 26,
                                            1999             1998             1998             1997
                                        ------------    --------------    -------------    -------------
Product sales.........................    $131,206         $35,056          $137,726          $54,407
Finance income earned.................      13,562           2,745            14,005            5,600
                                          --------         -------          --------          -------
  Total revenue.......................     144,768          37,801           151,731           60,007
Cost of goods sold....................      49,569          13,446            51,649           21,195
                                          --------         -------          --------          -------
  Gross profit........................      95,199          24,355           100,082           38,812
                                          --------         -------          --------          -------
Other costs and expenses:
Selling, general and administrative...      82,169          23,568            86,006           31,923
Restructuring charges (Note 8)........          --           5,343                --               --
Severance-related costs...............          --              --               791               --
Amortization of goodwill..............       1,623             406             1,575              540
Interest expense......................      16,186           4,327           16, 164            6,222
Other expense.........................         541             125               551              245
                                          --------         -------          --------          -------
  Total costs and expenses............     100,519          33,769           105,087           38,930
                                          --------         -------          --------          -------
Loss before provision (benefit) for
  income taxes and extraordinary
  item................................      (5,320)         (9,414)           (5,005)            (118)
Provision (benefit) for income
  taxes...............................      (1,826)         (3,062)           (1,462)             130
                                          --------         -------          --------          -------
Net loss before extraordinary item....      (3,494)         (6,352)           (3,543)            (248)
Extraordinary item -- gain on
  extinguishment of debt -- net of tax
  (Note 10)...........................       4,556              --                --               --
                                          --------         -------          --------          -------
Net income (loss).....................    $  1,062         $(6,352)         $ (3,543)         $  (248)
                                          ========         =======          ========          =======

   The accompanying notes are an integral part of the consolidated financial statements.

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY
                  FOR THE FISCAL YEAR ENDED DECEMBER 24, 1999,
                 THIRTEEN-WEEK PERIOD ENDED DECEMBER 25, 1998,
                     FISCAL YEAR ENDED SEPTEMBER 25, 1998,
              AND THE TWENTY-WEEK PERIOD ENDED SEPTEMBER 26, 1997
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                         COMMON STOCK
                                     ---------------------
                                      NUMBER OF                                             TOTAL
                                     OUTSTANDING    DOLLAR    PAID-IN    ACCUMULATED    STOCKHOLDER'S
                                       SHARES       AMOUNT    CAPITAL      DEFICIT         EQUITY
                                     -----------    ------    -------    -----------    -------------
Balance at May 9, 1997.............     1,000        $--      $25,873     $     --         $25,873
Net loss...........................        --         --           --         (248)           (248)
                                        -----        ---      -------     --------         -------
Balance at September 26, 1997......     1,000         --       25,873         (248)         25,625
Dividend to CPH....................        --         --           --         (412)           (412)
Return of capital to CPH...........        --         --           (5)          --              (5)
Net loss...........................        --         --           --       (3,543)         (3,543)
                                        -----        ---      -------     --------         -------
Balance at September 25, 1998......     1,000         --       25,868       (4,203)         21,665
Net loss...........................        --         --           --       (6,352)         (6,352)
                                        -----        ---      -------     --------         -------
Balance at December 25, 1998.......     1,000         --       25,868      (10,555)         15,313
Net income.........................        --         --           --        1,062           1,062
                                        -----        ---      -------     --------         -------
Balance at December 24, 1999.......     1,000        $--      $25,868     $ (9,493)        $16,375
                                        =====        ===      =======     ========         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      THIRTEEN
                                                        FISCAL          WEEK           FISCAL        TWENTY-WEEK
                                                      YEAR ENDED    PERIOD ENDED     YEAR ENDED     PERIOD ENDED
                                                     DECEMBER 24,   DECEMBER 25,    SEPTEMBER 25,   SEPTEMBER 26,
                                                         1999           1998            1998            1997
                                                     ------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................    $ 1,062        $ (6,352)        $(3,543)       $   (248)
                                                       -------        --------         -------        --------
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization..................      3,176             833           3,150           1,626
    Amortization of debt issuance costs............      1,201             253           1,234             417
    Extraordinary gain, net........................     (4,556)             --              --              --
    Deferred income taxes..........................     (1,984)         (3,062)           (737)           (706)
    Provision for doubtful accounts................      8,522           2,850           8,202           3,017
    Change in operating assets and liabilities:
      Accounts receivable..........................     (5,197)         (3,214)         (7,637)         (3,057)
      Inventories..................................      1,478            (136)            (21)           (153)
      Prepaid expenses and other...................         (7)            108            (532)           (102)
      Refundable income taxes......................        926              --           1,557              --
      Other assets.................................       (135)            142            (725)           (518)
      Accounts payable.............................        (58)            (12)         (1,060)          1,082
      Accrued expenses.............................     (6,688)          2,365            (914)         (1,705)
      Other liabilities............................       (768)           (408)           (583)           (235)
      Income and other taxes payable...............        302              65              71             183
                                                       -------        --------         -------        --------
Total adjustments..................................     (3,788)           (216)          2,005            (151)
                                                       -------        --------         -------        --------
Net cash used in operating activities..............     (2,726)         (6,568)         (1,538)           (399)
                                                       -------        --------         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in property, plant, and equipment....       (991)           (370)         (1,126)           (409)
  Net assets acquired..............................         --              --              --          (2,352)
                                                       -------        --------         -------        --------
  Net cash used in investing activities............       (991)           (370)         (1,126)         (2,761)
                                                       -------        --------         -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayment) under revolver.........      9,842           7,219           3,077          (3,661)
  Repurchase of senior notes.......................     (6,259)             --              --              --
  Decrease in capital lease obligations............       (106)             --            (255)           (103)
  Dividend to CPH..................................         --              --            (412)             --
  Return of capital to CPH.........................         --              --              (5)             --
  Net proceeds from senior unsecured notes.........         --              --              --          87,566
  Proceeds from issuance of revolver...............         --              --              --          24,000
  Capital contribution from parent.................         --              --              --          25,873
  Repayment of note payable........................         --              --              --         (58,707)
  Repayment of Senior Notes........................         --              --              --         (43,260)
  Distribution to former shareholders..............         --              --              --         (33,120)
                                                       -------        --------         -------        --------
  Cash provided by (used in) financing
    activities.....................................      3,477           7,219           2,405          (1,412)
                                                       -------        --------         -------        --------
NET (DECREASE) INCREASE IN CASH....................       (240)            281            (259)         (4,572)
CASH, BEGINNING OF PERIOD..........................        994             713             972           5,544
                                                       -------        --------         -------        --------
CASH, END OF PERIOD................................    $   754        $    994         $   713        $    972
                                                       =======        ========         =======        ========

SUPPLEMENTAL CASH FLOW DATA

    Income tax cash payments totaled approximately $89 for the fiscal year ended December 24, 1999, $24 for the thirteen week period ended December 25, 1998, $91 for the fiscal year ended September 25, 1998 and $13 for the twenty-week period ended September 26, 1997.

    Interest cash payments totaled approximately $14,735 for the fiscal year ended December 24, 1999, $6,748 for the thirteen week period ended December 25, 1998, $14,122 for the fiscal year ended September 25, 1998 and $630 for the twenty-week period ended September 26, 1997.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Kal-Mar Properties Corp. ("Kal-Mar"), Concord Financial Services, Inc. ("Concord") and Prime Foods Development Corporation ("Prime").

     Intercompany accounts and transactions have been eliminated in consolidation.

  Company's Year-End

     In December 1999 the Company approved a change of its fiscal year end from the last Friday in September to the last Friday in December. The 1999 fiscal year began December 26, 1998 and ended on December 24, 1999. The financial statements through September 26, 1997 include only the twenty-week period subsequent to the merger on May 9, 1997. Fiscal 2000 will be a 53 week year and end on December 29, 2000.

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

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

  Fair Value of Financial Instruments

     At December 24, 1999, the recorded and estimated fair values of the Company's financial instruments are as follows:

                                                                          ESTIMATED
                                                              RECORDED    FAIR VALUE
                                                              --------    ----------
Accounts receivable -- net..................................  $51,379      $51,379(a)
Noncurrent accounts receivable -- net.......................   36,380       36,380(a)
Revolver....................................................   40,477       40,477(b)
Senior unsecured notes, net of discount.....................   84,155       84,155(b)

---------------
(a) Based on the Company's credit policies and the terms of its receivables, management believes that the fair value of the Company's receivables approximates the net recorded amounts. Since these receivables arise solely in connection with the sale of the Company's products and are an integral part of the Company's marketing program, it is not practical to obtain an appraisal.

(b) Based on terms of the Company's debt instruments as compared to credit market conditions at December 24, 1999, management believes that the carrying value of its debt instruments approximates its fair value.

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

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization (Note 6). Depreciation and amortization are computed using primarily the straight-line method over the estimated useful lives of the related assets or the life of the related leases, if less, as follows:

CATEGORY                                                        USEFUL LIFE
--------                                                        -----------
Buildings...................................................    17-25 years
Assets under capital leases.................................     5-14 years
Machinery and equipment.....................................        8 years
Software....................................................        7 years
Furniture and fixtures......................................      5-8 years
Delivery equipment..........................................      4-8 years
Automobiles.................................................        4 years
Leasehold improvements......................................     2-15 years

  Goodwill

     Goodwill is amortized using the straight-line method over a period of thirty years. At December 24, 1999 and September 25, 1998, goodwill is shown net of accumulated amortization of $4,144 and $2,115, respectively. Goodwill is reviewed for impairment based upon estimated undiscounted future cash flows from operations.

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

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

     The Company accounts for its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are recognized using a liability approach whereby deferred tax assets and liabilities are computed for temporary differences between taxable income for financial reporting and income tax purposes, measured by the enacted rates that are expected to be in effect when those differences reverse (Note 13).

  Comprehensive Income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" for the year ended December 24, 1999. This pronouncement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses). The statements requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial position. For the periods presented the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income.

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

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company presently does not make material use of derivative instruments.

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

  Reclassification

     Certain prior year financial statement amounts have been reclassified to conform with the current year's presentation.

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

4.  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                                                AS OF            AS OF
                                                             DECEMBER 24,    SEPTEMBER 25,
                                                                 1999            1998
                                                             ------------    -------------
Short-term food receivables................................    $25,770          $26,450
Appliance and accessories receivables......................     71,300           72,270
                                                               -------          -------
          Total accounts receivable........................     97,070           98,720
Less: Allowance for doubtful accounts......................      9,311            8,000
                                                               -------          -------
          Accounts receivable -- net.......................     87,759           90,720
Noncurrent accounts receivable -- net......................     36,380           37,022
                                                               -------          -------
Current accounts receivable -- net.........................    $51,379          $53,698
                                                               =======          =======

5.  INVENTORIES

     Inventories, net of allowance for slow moving, excess and obsolete inventory, consists of the following:

                                                                AS OF            AS OF
                                                             DECEMBER 24,    SEPTEMBER 25,
                                                                 1999            1998
                                                             ------------    -------------
Food.......................................................     $2,143          $2,785
Appliances, tableware, entertainment products and
  cookware.................................................      1,074           1,774
                                                                ------          ------
          Total............................................     $3,217          $4,559
                                                                ======          ======

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                 AS OF            AS OF
                                                              DECEMBER 24,    SEPTEMBER 25,
                                                                  1999            1998
                                                              ------------    -------------
    Land....................................................    $   603          $   603
    Buildings...............................................        617              617
    Assets under capital leases.............................      4,424            4,389
    Machinery and equipment.................................        983              741
    Software................................................        354              340
    Furniture and fixtures..................................      4,903            4,016
    Delivery equipment......................................      1,020              848
    Automobiles.............................................         70               70
    Leasehold improvements..................................        387              377
                                                                -------          -------
              Total.........................................     13,361           12,001
    Less: accumulated depreciation and amortization.........      4,569            2,645
                                                                -------          -------
    Property, plant and equipment -- net....................    $ 8,792          $ 9,356
                                                                =======          =======

7.  ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                                   AS OF            AS OF
                                                                DECEMBER 24,    SEPTEMBER 25,
                                                                    1999            1998
                                                                ------------    -------------
    Payroll.................................................      $ 1,085          $ 1,866
    Interest................................................        1,900            5,294
    Restructuring...........................................        3,186               --
    Other...................................................        5,913            9,255
                                                                  -------          -------
              Total.........................................      $12,084          $16,415
                                                                  =======          =======

8.  RESTRUCTURING

     In December 1998, management authorized and committed the Company to undertake three significant restructurings and recorded a combined restructuring charge of $5.3 million. The restructuring plan involved (i) outsourcing the production and fulfillment of its food products to a third party and the closing of its Farmingdale, New York processing plant, (ii) the consolidation of certain of its leased facilities and (iii) the involuntary termination of certain employees at its Farmingdale, New York corporate headquarters. Each as described more fully below;

  Plant Restructuring

     In order to reduce operating costs and enhance product offering, the Company planned to close its processing plant and outsource to one or more third parties. The Company recorded a $2.6 million restructuring charge to recognize severance and benefits for the plant employees to be terminated, estimated incremental operating costs during the transition period and an asset write-down to reflect the net realizable value of certain plant assets. In September 1999, the Company had fully outsourced the production of certain of its food items to a third party, however the Company continued to warehouse and pick its own orders. In

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

March 2000, the Company completed the outsourcing of the production, warehousing and order fulfillment to a third party vendor.

  Operational Restructuring

     In order to improve productivity and asset utilization, the Company planned to reduce the costs associated with certain of its leased facilities. The Company has recorded a $1.7 million restructuring charge to recognize obligations for unused space, asset write-downs to reflect the net realizable value of certain assets within the closed facilities, other move-related costs and severance and benefits for the employees to be terminated. In August 1999, the Company closed the nine underperforming sales offices and through consolidation of its telemarketing branches, vacated twenty locations.

  Headquarters Restructuring

     In order to reduce operating costs, the Company planned to restructure certain of its support functions at its corporate headquarters. The Company recorded a restructuring charge of $1.0 million to recognize severance and benefits for employees to be terminated. During fiscal 1999, the Company terminated approximately 35% of its corporate headquarters support staff.

     As of December 24, 1999, $3.2 million of the original $5.3 million reserve remained.

     In connection with the above restructuring, for the year ended December 24, 1999 the Company made severance related payments of approximately $0.6 million, incurred approximately $0.6 million of incremental operating cost in connection with the transition, wrote off $0.3 million of plant assets, and made payments of approximately $0.1 million for unused real estate.

9.  REVOLVER

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

     Under the Working Capital Revolver, CPC is entitled to draw amounts subject to availability pursuant to a borrowing base requirement in order to meet the Company's working capital requirements. The borrowing base consists of the sum of certain percentages of eligible food-related and non-food-related accounts receivable (as defined in the Credit Agreement).

     The Working Capital Revolver accrues interest at the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement) plus, in each case, the applicable margin. The applicable margin will vary over the term of the Credit Agreement based on the Company's achievement of specified financial ratios. As of December 24, 1999 and September 25, 1998, the weighted average rate of interest was approximately 9.7% and 7.4%, respectively.

     The Credit Agreement provides that the Working Capital Revolver will impose certain covenants and other requirements on the Company. The Credit Agreement requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, a maximum leverage ratio, and a limitation on capital expenditures. The Working Capital Revolver and the Senior Unsecured Notes (the "Notes") impose certain

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES other restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under its Working Capital Revolver is secured by all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles. As of December 24, 1999 the Company was in compliance with the provisions of the working capital revolver.

     As of December 24, 1999, the Company had drawn $40,477 against the Working Capital Revolver and had $5,725 in available borrowings. The Credit Agreement provides that the Company will pay various fees including fees on the unused portion of the Working Capital Revolver at an annual rate determined pursuant to the Credit Agreement. For the year ended December 24, 1999, the Company paid $3,308 in interest and fees.

     In connection with the Credit Agreement, the Company incurred approximately $1,500 of debt issuance costs, which is being amortized over the life of the Credit Agreement (5 years).

10.  SENIOR UNSECURED NOTES

     In connection with the merger discussed in Note 1, the Company issued $100,000 of Notes, which bear interest at 12.5% and mature in 2004. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1997. The Notes are redeemable at the option of the Company, in whole or in part at any time on or after May 1, 2002. The redemption price will be equal to 106.250% of the principal amount of the Notes together with accrued and unpaid interest at any time on or after May 1, 2002 and prior to May 1, 2003, and the redemption price will be equal to 103.125% of the principal amount of the Notes together with accrued and unpaid interest on or after May 1, 2003. In addition, prior to May 1, 2000, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds received by the Company or its parent corporation from one or more offerings of capital stock (other than Disqualified Stock, as defined) at a redemption price of 112.50% of the principal amount thereof plus accrued and unpaid interest provided, however, that at least $65,000 in aggregate principal amount remains after such redemption.

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

     During January 1999, the Company repurchased in aggregate $14,700 (face value) of its Notes at a cost of $6,300. The Company realized an extraordinary gain of $4,600 which was net of unamortized debt issuance cost and unaccredited discount of $800 and a tax provision of approximately $3,000.

     The Notes impose certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities.

     The Notes are guaranteed on a senior unsecured basis by all existing subsidiaries (there are no non-guarantor subsidiaries) and any future U.S. subsidiaries of the Company. The guarantees of the subsidiaries

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES are full, unconditional, joint and several. Summary financial data for Kal-Mar, Concord and Prime are as follows:

                                                           AS OF DECEMBER 24, 1999
                                                         ----------------------------
                                                         KAL-MAR    CONCORD     PRIME
                                                         -------    --------    -----
Current assets.........................................  $   36     $ 56,214    $  12
Non-current assets.....................................   1,006       35,334       --
Current liabilities....................................      --       (2,765)    (711)
Non-current liabilities................................      --      (39,338)      --
                                                         ------     --------    -----
Net assets (liabilities)...............................  $1,042     $ 49,445    $(699)
                                                         ======     ========    =====

                                                               FOR THE YEAR ENDED
                                                                DECEMBER 24, 1999
                                                           ---------------------------
                                                           KAL-MAR    CONCORD    PRIME
                                                           -------    -------    -----
Net revenues.............................................   $160      $19,129     $--
Gross profit.............................................    160       19,129     --
Income before tax........................................     61        6,705     --

     Separate financial statements of the Company's subsidiaries are not presented, as the Company's management has determined that (i) the data presented above provides meaningful information (ii) the data in separate financial statements other than that presented above would not be material to the investors of the Notes.

11.  STOCK OPTIONS

     In October 1997 and in connection with the merger, the Board of Directors adopted and the stockholders of CPH approved the 1997 Incentive Stock Option Plan ("the Plan") pursuant to which key employees of the Company and Directors are eligible to receive stock options to purchase up to 15% of CPH's common stock. The plan is administered by the Stock Option Committee of the Board of Directors of CPH. Certain of the options will become vested based upon service or the achievement of certain performance objectives of the Company. Certain of the options will become fully vested upon a change of control or other similar transaction involving CPH. If an option expires or terminates for any reason without having been fully vested or exercised, the unissued shares which had been subject to such option will become available for the grant of additional options. In October 1998 and December 1998, CPH issued 9,750 common stock options at an exercise price of $100 per share and in September 1999, CPH issued 3,250 common stock options at an exercise price of $25 per share and changed the exercise price of 6,750 options to $0.01 per share which, in the opinion of CPH and Company's management, taking into consideration the value of the Company less debt and the interests of CPH preferred shares, was the fair value of CPH common stock at the date of the change in exercise price.

Outstanding at 9/26/97.............................       --
Granted............................................   35,720
Exercised..........................................       --
Canceled...........................................  (18,706)
Outstanding at 9/25/98.............................   17,014
Granted............................................   13,000
Exercised..........................................       --
Canceled...........................................    9,006
Outstanding at 12/24/99............................   21,008

     At September 25, 1998, 5,390 shares were exercisable and 14,397 shares were available for grant under the Plan.

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

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

Net income:  As reported...........................  $ 1,062
               Pro forma...........................  $ 1,041

     The fair value of each option grant is estimated on the date of grant using the minimum value method. The following weighted average assumptions used were as follows: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 5.8%; expected life of 5 years and a fair value of $6.29 per option.

12.  PENSION PLAN

     On November 1, 1999, the Company merged its defined contribution pension plan into the Company's 401(k) plan. The Company sponsors a 401(k) plan (the "Plan") available for all employees who have attained the age of 21 and have completed six months of service with the Company. The Plan was adopted effective February 1, 1986 and was amended effective February 1, 1988, January 1, 1989, and November 1, 1999 as hereinafter described. Under the Plan's qualified cash or deferred arrangement, a participant may, under an arrangement with the Company, elect to have up to 20% of their annual compensation paid to the Plan on behalf of the participant, in lieu of the participant's current receipt of such compensation. The Plan provides for a Company match equal to forty percent of the first five percent of the employee's annual compensation. In addition to the Company's mandatory contribution, the Company may, but need not, make discretionary contributions to the Plan.

     The cost to the Company under the employee benefit plans for the year ended December 24, 1999, the thirteen week period ended December 25, 1998, the year ended September 25, 1998 and the twenty-week period ended September 26, 1997 was $150, $322, $1,063, and $394, respectively.

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

13.  INCOME TAXES

     The provision (benefit) for income taxes is comprised of the following:

                                    FISCAL       THIRTEEN WEEK       FISCAL         TWENTY-WEEK
                                  YEAR ENDED     PERIOD ENDED      YEAR ENDED      PERIOD ENDED
                                 DECEMBER 24,    DECEMBER 25,     SEPTEMBER 25,    SEPTEMBER 26,
                                     1999            1998             1998             1997
                                 ------------    -------------    -------------    -------------
Current:
  Federal......................    $    --          $    --          $  (939)          $692
  State........................        157               33              110            144
                                   -------          -------          -------           ----
                                       157               33             (829)           836
                                   -------          -------          -------           ----
Deferred:
  Federal......................        862           (2,534)            (518)          (578)
  State........................        191             (561)            (115)          (128)
                                   -------          -------          -------           ----
                                     1,053           (3,095)            (633)          (706)
                                   -------          -------          -------           ----
                                   $ 1,210          $(3,062)         $(1,462)          $130
Less: Tax provision on early
  extinguishment of debt (Note
  10)..........................     (3,036)              --               --             --
                                   -------          -------          -------           ----
Total..........................    $(1,826)         $(3,062)         $(1,462)          $130
                                   =======          =======          =======           ====

     Significant components of deferred income tax assets and liabilities are as follows:

                                                                AS OF            AS OF
                                                             DECEMBER 24,    SEPTEMBER 25,
                                                                 1999            1998
                                                             ------------    -------------
Deferred tax assets:
Allowance for doubtful accounts............................    $ 3,596          $2,433
  Inventory................................................         98             123
  Accrued interest.........................................      2,761           2,761
  Net operating loss.......................................      3,834              --
  Accrued expenses and other, net..........................      1,396           4,454
                                                               -------          ------
                                                                11,685           9,771
Deferred tax liabilities:
  Depreciation.............................................       (318)           (414)
                                                               -------          ------
Net deferred tax asset.....................................    $11,367          $9,357
                                                               =======          ======

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

     A reconciliation between the federal statutory tax rate and the effective rate is as follows:

                                    FISCAL       THIRTEEN WEEK       FISCAL         TWENTY-WEEK
                                  YEAR ENDED     PERIOD ENDED      YEAR ENDED      PERIOD ENDED
                                 DECEMBER 24,    DECEMBER 25,     SEPTEMBER 25,    SEPTEMBER 26,
                                     1999            1998             1998             1997
                                 ------------    -------------    -------------    -------------
Federal income tax provision at
  U.S. statutory rate..........      34.0%           (34.0)%          (34.0)%          (34.0)%
State income taxes, net of
  federal benefit..............       4.3               .2               --              9.1
Nondeductible goodwill
  amortization.................      10.4              1.5             10.7            138.9
Meals and entertainment........       0.9              0.1              0.9             15.2
Effect of extinguishment of
  debt.........................     (57.1)              --               --               --
All other, net.................     (26.8)             (.3)            (6.8)           (29.1)
                                    -----            -----            -----            -----
Effective income tax rate......     (34.3)%          (32.5)%          (29.2)%          100.1%
                                    =====            =====            =====            =====

14.  CAPITAL LEASE OBLIGATIONS

     The Company has entered into agreements to lease a building and certain equipment from non-related parties including its new Corporate Headquarters which the Company occupied in August 1998. These leases are accounted for as capital leases. The future minimum lease payments under these capital leases, and the present value of the future minimum lease payments as of December 24, 1999, are as follows:

               FISCAL YEARS ENDING DECEMBER,
               -----------------------------
2000........................................................  $  458
2001........................................................     456
2002........................................................     456
2003........................................................     471
2004........................................................     491
Thereafter..................................................   4,456
                                                              ------
Total future minimum lease payments.........................   6,788
Less: amount representing interest..........................   2,965
                                                              ------
Present value of future minimum lease payments (including
  $129 payable currently)...................................  $3,823
                                                              ======

15.  COMMITMENTS AND CONTINGENT LIABILITIES

     Future minimum operating lease payments at December 24, 1999 are as follows:

FISCAL YEARS ENDING DECEMBER,
-----------------------------
2000........................................................  $3,571
2001........................................................   2,930
2002........................................................   2,420
2003........................................................   1,806
2004........................................................   1,090
Thereafter..................................................   5,010

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

     Rent expense for the fiscal year ended December 24, 1999, the thirteen week period ended December 25, 1998, the fiscal year ended September 25, 1998 and the twenty-week period ended September 26, 1997 was $3,213, $852, $3,231 and $1,217, respectively.

     The Company has entered into employment agreements with certain senior executives, which provide for aggregate annual base salary of $875 plus performance based incentives.

     The Company recorded a charge of approximately $800 in fiscal 1998 for severance costs in connection with the former CEO pursuant to his employment agreement.

     The Company is involved in various legal matters involving claims and counterclaims arising from the ordinary course of business. In management's opinion, any unfavorable outcome associated with these matters would not have a material adverse effect on the Company's financial position or results of operations.

16.  RELATED PARTY TRANSACTIONS

     In May, 1997 following the consummation of the Merger, the Company and TC Management entered into a management and consulting agreement pursuant to which TC Management will provide management advisory and consulting services to the Company for which it will receive a payment of $0.5 million plus expenses annually.

     The Company believes that the management advisory fee paid to TC Management is comparable to fees that would be paid to unaffiliated third parties for similar services.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Colorado Prime Corporation:

     We have audited the accompanying statements of consolidated operations, stockholder's equity and cash flows of Colorado Prime Corporation (a Delaware Corporation) and subsidiaries for the thirty-two week period ended May 9, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Colorado Prime Corporation and subsidiaries for the thirty-two week period ended May 9, 1997 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Melville, New York
November 26, 1997

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                32 WEEK
                                                              PERIOD ENDED
                                                              MAY 9, 1997
                                                              ------------
Product sales...............................................    $85,510
Finance income earned.......................................      8,637
                                                                -------
  Total revenue.............................................     94,147
Cost of goods sold..........................................     32,949
                                                                -------
  Gross profit..............................................     61,198
                                                                -------
Other costs and expenses:
Selling, general and administrative.........................     48,749
Amortization of goodwill....................................        713
Interest expense............................................      5,713
Other expense...............................................        426
                                                                -------
  Total costs and expenses..................................     55,601
                                                                -------
  Income before provision for income taxes..................      5,597
Provision for income taxes..................................      2,414
                                                                -------
  Net income................................................    $ 3,183
                                                                =======

   The accompanying notes are an integral part of the consolidated financial statements.

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

                 STATEMENT OF CONSOLIDATED STOCKHOLDER'S EQUITY
                    THIRTY-TWO WEEK PERIOD ENDED MAY 9, 1997
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                         COMMON STOCK
                                     ---------------------
                                      NUMBER OF                                             TOTAL
                                     OUTSTANDING    DOLLAR    PAID-IN    ACCUMULATED    STOCKHOLDER'S
                                       SHARES       AMOUNT    CAPITAL      DEFICIT         EQUITY
                                     -----------    ------    -------    -----------    -------------
Balance at September 27, 1996......     1,000         $--     $51,291     $(10,622)        $40,669
Net income.........................        --         --           --        3,183           3,183
                                        -----         --      -------     --------         -------
Balance at May 9, 1997.............     1,000         $--     $51,291     $ (7,439)        $43,852
                                        =====         ==      =======     ========         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                32 WEEK
                                                              PERIOD ENDED
                                                              MAY 9, 1997
                                                              ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................     $3,183
                                                                 ------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      1,992
  Amortization of deferred loan costs.......................        300
  Deferred income taxes.....................................        845
  Provision for doubtful accounts...........................      3,073
  Change in operating assets and liabilities:
     Accounts receivable....................................     (6,225)
     Inventories-net........................................       (747)
     Prepaid expenses and other current assets..............        (77)
     Other assets...........................................        (33)
     Accounts payable.......................................     (1,560)
     Accrued expenses.......................................       (232)
     Other liabilities......................................         37
     Income and other taxes payable.........................      1,407
                                                                 ------
Total adjustments...........................................     (1,220)
                                                                 ------
Net cash provided by operating activities...................      1,963
                                                                 ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used in investments in property, plant and
     equipment..............................................       (580)
                                                                 ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in notes payable.................................     (1,051)
  Decrease in capital lease obligations.....................       (258)
                                                                 ------
  Net cash used in financing activities.....................     (1,309)
NET INCREASE IN CASH........................................         74
CASH, BEGINNING OF PERIOD...................................      1,716
                                                                 ------
CASH, END OF PERIOD.........................................     $1,790
                                                                 ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Income tax payments totaled approximately $496 for the thirty-two week period ended May 9, 1997.

     Interest payments totaled approximately $5,534 for the thirty-two week period ended May 9, 1997.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Kal-Mar Properties Corp. ("Kal-Mar"), Concord Financial Services, Inc. ("Concord") and Prime Foods Development Corporation ("Prime"). Intercompany accounts and transactions have been eliminated in consolidation.

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

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using primarily the straight-line method over the estimated useful lives of the related assets or the life of the related leases, if less, as follows:

CATEGORY                                                      USEFUL LIFE
--------                                                      -----------
Buildings...................................................  17-25 years
Assets under capital leases.................................   5-14 years
Machinery and equipment.....................................    5-8 years
Software....................................................      7 years
Furniture and fixtures......................................    5-8 years
Delivery equipment..........................................    4-8 years
Automobiles.................................................      4 years
Leasehold improvements......................................   5-19 years

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

     The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are recognized using a liability approach whereby deferred tax assets and liabilities are computed for temporary differences between taxable income for financial reporting and income tax purposes, measured by the enacted rates that are expected to be in effect when those differences reverse (Note 4).

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

3.  PENSION PLAN

     The Company maintains a defined contribution pension plan (the "Plan"). Employees who have completed six months of service and have reached the entry age (twenty and one-half years) are eligible to participate in the Plan. The Plan provides for 100 percent vesting after seven years of service. The Plan requires the Company to make annual contributions based upon a variable percentage of the participant's annual compensation. Forfeitures are created when participants terminate employment before becoming

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES entitled to their full benefits under the Plan. Such forfeited amounts are used to reduce the Company's contributions to the Plan. In addition, the Plan allows for eligible employees to make voluntary contributions within specified limits. Pension expense was approximately $615 for the thirty-two week period ended May 9, 1997.

4.  INCOME TAXES

     The provision for income taxes is comprised of the following:

                                                                32 WEEK
                                                              PERIOD ENDED
                                                              MAY 9, 1997
                                                              ------------
Current:
  Federal...................................................     $1,419
  State.....................................................        150
                                                                 ------
                                                                  1,569
                                                                 ------
Deferred:
  Federal...................................................        692
  State.....................................................        153
                                                                 ------
                                                                    845
                                                                 ------
Total.......................................................     $2,414
                                                                 ======

     A reconciliation between the federal statutory tax rate and the effective rate is as follows:

                                                                32 WEEK
                                                              PERIOD ENDED
                                                              MAY 9, 1997
                                                              ------------
Federal income tax provision at U.S. statutory rate.........      34.0%
State income taxes, net of federal benefit..................       3.6
Nondeductible goodwill amortization.........................       4.7
Nondeductible compensation..................................        --
Meals and entertainment.....................................       0.5
All other, net..............................................       0.3
                                                                  ----
Effective income tax rate...................................      43.1%
                                                                  ====

5.  COMMITMENTS AND CONTINGENCIES

     Rent expense for the thirty-two week period ended May 9, 1997 was approximately $1,864.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULE

To Colorado Prime Corporation:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Colorado Prime Corporation and subsidiaries as of December 24, 1999 and September 25, 1998, and the related statements of consolidated operations, stockholder's equity and cash flows for the fiscal year ended December 24, 1999, the thirteen week period ended December 25, 1998, the fiscal year ended September 25, 1998 and the twenty-week period ended September 26, 1997 included in this Annual Report on Form 10-K, and have issued our report thereon dated March 15, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Melville, New York
March 15, 2000

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

COLUMN A                                      COLUMN B      COLUMN C       COLUMN D         COLUMN E
--------                                     ----------    ----------    -------------    -------------
                                                           ADDITIONS
                                             BALANCE AT    CHARGED TO
                                             BEGINNING      COST AND                       BALANCE AT
DESCRIPTION                                  OF PERIOD      EXPENSES      DEDUCTIONS      END OF PERIOD
-----------                                  ----------    ----------    -------------    -------------
For the fiscal year ended December 24, 1999
  Allowance for Doubtful Accounts..........    $8,624        $8,522         $(7,835)(1)      $9,311
  Sales Returns and Allowances.............    $  804        $2,379         $(2,379)         $  804
  Restructuring Reserve....................    $5,343        $    0         $(2,157)         $3,186
For the thirteen week period ended
December 25, 1998
  Allowance for Doubtful Accounts..........    $8,000        $2,850         $(2,226)(1)      $8,624
  Sales Returns and Allowances.............    $  804        $  511         $  (511)         $  804
  Restructuring Reserve....................    $    0        $5,343         $     0          $5,343
For the fiscal year ended September 25,
  1998
  Allowance for Doubtful Accounts..........    $7,536        $8,202         $(7,738)(1)      $8,000
  Sales Returns and Allowances.............    $  804        $1,858         $(1,858)         $  804
For the twenty-week period ended
September 26, 1997
  Allowance for Doubtful Accounts..........    $7,275        $3,017         $(2,756)(1)      $7,536
  Sales Returns and Allowances.............    $  804        $  847         $  (847)         $  804

---------------
(1) Write-offs, net of recovery of amounts previously written off.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULE

To Colorado Prime Corporation:

     We have audited, in accordance with generally accepted auditing standards, the statements of consolidated operations, stockholder's equity and cash flows of Colorado Prime Corporation and subsidiaries for the thirty-two week period ended May 9, 1997 included in this Annual Report on Form 10-K and have issued our report thereon dated November 26, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Melville, New York
November 26, 1997

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                  COLORADO PRIME CORPORATION AND SUBSIDIARIES

COLUMN A                                      COLUMN B      COLUMN C       COLUMN D         COLUMN E
--------                                     ----------    ----------    -------------    -------------
                                                           ADDITIONS
                                             BALANCE AT    CHARGED TO
                                             BEGINNING      COST AND                       BALANCE AT
DESCRIPTION                                  OF PERIOD      EXPENSES     DEDUCTIONS(1)    END OF PERIOD
-----------                                  ----------    ----------    -------------    -------------
For the thirty-two week period ended May 9,
1997
  Allowance for Doubtful Accounts..........    $7,444        $3,073         $(3,242)         $7,275

---------------
(1) Write-offs, net of recovery of amounts previously written off.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
3.1.      Certificate of Incorporation of CPC, with Amendments.(1)
3.2.      Bylaws of CPC, as amended.(1)
3.3.      Certificate of Incorporation of Kal-Mar Properties Corp.,
          with Amendments.(1)
3.4.      Bylaws of Kal-Mar Properties Corp., as amended.(1)
3.5.      Certificate of Incorporation of Concord Financial Services,
          Inc., with Amendments.(1)
3.6.      Bylaws of Concord Financial Services, Inc., as amended.(1)
3.7.      Certificate of Incorporation of Prime Foods Development
          Corporation, with Amendments.(1)
3.8.      Bylaws of Prime Foods Development Corporation, as
          amended.(1)
4.1.      Indenture for the Notes dated as of May 9, 1997 among CPC, the Subsidiary Guarantors and The Bank of New York, as
          Trustee (including form of Note).(1)
9.0       Agreement between CPC and Local 210, Warehouse and
          Production Employees Union, AFL-CIO, CLC.
9.1       Agreement between CPC and Local 210, Warehouse and
          Production Employees Union, AFL-CIO, CLC dated October 2,
          1999
10.1.     Exchange Agent Agreement between CPC and The Bank of New
          York, as Exchange Agent.(1)
10.2.     Stock Option Plan of CPH.(1)
10.3.     Stock Purchase Agreement between CPH and certain executive officers.(1)
10.4.     Shareholders' Agreement between CPH and certain executive
          officers.(1)
10.5.     Employment Agreement between CPC, CPH and William F.
          Dordelman.(1)
10.6.     Employment Agreement between CPC, CPH and Ricardo
          DeSantis.(1)
10.7.     Employment Agreement between CPC, CPH and Thomas S.
          Taylor.(1)
10.8      Employment Agreement between CPC, CPH and Matthew Burris.
10.8.1    Employment Agreement between CPC, CPH and Paul Roman.
10.9.     Lease dated September 1, 1983 between Thrift-Pak Food
          Service, Inc., and Masciandaro, Kalpakjian & Masciandaro
          Co., and Sublease dated October 15, 1984 between Colorado
          Prime, Inc., formerly known as Thrift-Pak Food Service,
          Inc., and Masciandaro, Kalpakjian & Masciandaro Co.,
          regarding the space at One Michael Avenue, Farmingdale, New
          York.(1)
10.10.    Lease dated November 1, 1985 between Colorado Prime
          (Florida), Inc., and Kalpakjian, Masciandaro and Masciandaro
          Partnership and Amendment to Lease dated December 26, 1986, regarding the office, warehouse and vehicle repair depot in
          Pompano Beach, Florida.(1)
10.11.    Credit Agreement among CPC, the institutions party thereto as Lenders and Dresdener AG, New York and Cayman Branches,
          as the Agents, dated May 9, 1997, with Amendment No. 1 dated as of May 9, 1997.(1)
10.12     Lease dated September 18, 1997 between CPC and Blumenfeld
          Development Group, Ltd. regarding the headquarters property located at 500 Bi-County Boulevard, Farmingdale NY.(1)
10.13     Amendment No. 2 dated as of October 9, 1997 to Credit
          Agreement among CPC, the institutions party thereto as
          Lenders and Dresdner AG, New York and Cayman Branches, as
          the Agents, dated May 9, 1997.(1)
10.14     Amendment No. 3 dated as of December 11, 1997 to Credit
          Agreement among CPC, the institutions party thereto as
          Lenders and Dresdner AG, New York and Cayman Branches, as
          the Agents, dated May 9, 1997.(1)
10.14.1   Waiver dated as of September 25, 1998 to Credit Agreement
          among CPC, the institutions party thereto as Lenders and
          Dresdner AG, New York and Cayman Branches, as the Agents,
          dated May 9, 1997.
10.15     Form of Stock Option Agreement of CPH.(1)
10.16     Stock Option Agreement between Matthew Burris and CPH dated
          October 1998
10.17     Stock Option Agreement between Paul Roman and CPH dated
          December 1998
21.       List of subsidiaries of the Company.(1)