Form 10-Q
period 2000-03-26
COLORADO PRIME CORP
filed 2000-05-10
CIK 813356

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C. 20549-1004
                             -----------------------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 26, 2000

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

       Registrant's telephone number, including area code: (631)-694-1111


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

At May 8, 2000, 1,000 shares of the registrant's Common Stock were outstanding.

                           COLORADO PRIME CORPORATION
                                      INDEX


PART I.       FINANCIAL INFORMATION                                                 PAGE NO.
-------       ---------------------                                                 --------

Item 1.       CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Balance Sheets                                               1
              March 26, 2000 and December 24, 1999

              Statements of Consolidated Operations                                     2
              Thirteen weeks ended March 26, 2000 and
              March 26, 1999

              Statements of Consolidated Cash Flows                                     3
              Thirteen weeks ended March 26, 2000 and
              March 26, 1999

              Notes to Consolidated Financial Statements                                4

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND           6
              RESULTS OF OPERATIONS


PART II.      OTHER INFORMATION

Item 5.       Other Information                                                         9

Item 6.       Exhibits and Reports on Form 8-K                                          9


SIGNATURES                                                                             10

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands except share data)


                                                                         March 26,       December 24,
ASSETS                                                                     2000             1999
                                                                         ---------        ---------
                                                                          (Unaudited)
Current Assets:
Cash                                                                     $     110        $     754
Accounts receivable - net                                                   50,640           51,379
Inventories - net                                                            2,903            3,217
Prepaid expenses and other current assets                                    2,297            1,830
Deferred income tax benefit                                                  7,553            7,533
                                                                         ---------        ---------
     Total current assets                                                   63,503           64,713
                                                                         ---------        ---------

Property, Plant and Equipment - net                                          8,583            8,792
                                                                         ---------        ---------

Non-current accounts receivable - net                                       36,074           36,380
                                                                         ---------        ---------

Goodwill - net                                                              43,581           43,986
                                                                         ---------        ---------

Other assets                                                                 6,163            6,677
                                                                         ---------        ---------

Deferred income tax benefit                                                  3,834            3,834
                                                                         ---------        ---------

TOTAL ASSETS                                                             $ 161,738        $ 164,382
                                                                         =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable                                                         $   3,611        $   4,868
Accrued expenses                                                            13,678           12,084
Income and other taxes payable                                                 666              622
Current portion of capital lease obligations                                   129              129
                                                                         ---------        ---------
     Total current liabilities                                              18,084           17,703
                                                                         ---------        ---------
Revolver                                                                    37,951           40,477
                                                                         ---------        ---------
Senior unsecured notes, net of discount                                     84,221           84,155
                                                                         ---------        ---------
Long-term portion of capital lease obligations                               3,664            3,694
                                                                         ---------        ---------
Other liabilities                                                            1,887            1,978
                                                                         ---------        ---------

STOCKHOLDER'S EQUITY
Common Stock - par value, $.01, per share; 1,000 shares authorized
issued and outstanding                                                          --               --
Paid-in capital                                                             25,868           25,868
Accumulated deficit                                                         (9,937)          (9,493)
                                                                         ---------        ---------

     Total stockholder's equity                                             15,931           16,375
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $ 161,738        $ 164,382
                                                                         =========        =========

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                         Thirteen Weeks   Thirteen Weeks
                                             Ended            Ended
                                            March 26,       March 26,
                                              2000            1999
                                            --------        --------

PRODUCT SALES                               $ 31,560        $ 33,226
FINANCE INCOME EARNED                          3,247           3,521
                                            --------        --------

TOTAL REVENUE                                 34,807          36,747

COST OF GOODS SOLD                            11,297          12,405
                                            --------        --------

GROSS MARGIN                                  23,510          24,342
                                            --------        --------

OTHER COST AND EXPENSES:
Selling, general and administrative           19,309          21,299
Amortization of goodwill                         406             406
Interest expense                               4,133           4,167
Other expense                                    126             148
                                            --------        --------
     Total cost and expenses                  23,974          26,020
                                            --------        --------


LOSS BEFORE BENEFIT FOR INCOME TAXES
  AND EXTRAORDINARY ITEM                        (464)         (1,678)


BENEFIT FOR INCOME TAXES                         (20)           (434)
                                            --------        --------

NET LOSS BEFORE  EXTRAORDINARY ITEM             (444)         (1,244)

EXTRAORDINARY ITEM - GAIN ON
  EXTINGUISHMENT OF DEBT - NET OF TAX             --           4,556
                                            --------        --------

NET (LOSS) INCOME                           ($   444)       $  3,312
                                            ========        ========

                           COLORADO PRIME CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                  Thirteen       Thirteen
                                                                                Weeks Ended     Weeks Ended
                                                                                  March 26,      March 26,
                                                                                    2000           1999
                                                                                   -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                  ($  444)       $ 3,312
                                                                                   -------        -------

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                                     714            786
     Amortization of debt issuance costs                                               305            302
     Extraordinary gain, net                                                            --         (4,556)
     Deferred income taxes                                                             (20)          (435)
     Provision for doubtful accounts                                                 1,570          2,350
     Change in operating assets and liabilities:
          Accounts receivable                                                         (525)          (930)
          Inventories                                                                  314            116
          Prepaid expenses and other                                                  (467)           (69)
          Refundable income taxes                                                       --            425
          Other assets                                                                 275            138
          Accounts payable                                                          (1,257)          (115)
          Accrued expenses                                                           1,593          1,427
          Other liabilities                                                            (91)           (68)
          Income and other taxes payable                                                44            (72)
                                                                                   -------        -------
Total adjustments                                                                    2,455           (701)
                                                                                   -------        -------

Net cash provided by operating activities                                            2,011          2,611
                                                                                   -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investments of property, plant and equipment                          (99)          (416)
                                                                                   -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings  under revolver                                         (2,526)         4,579
Repurchase of senior notes                                                              --         (6,259)
Decrease in capital lease obligations                                                  (30)           (29)
                                                                                   -------        -------

Net cash used in financing activities                                               (2,556)        (1,709)
                                                                                   -------        -------

NET (DECREASE) INCREASE IN CASH                                                       (644)           486

CASH, BEGINNING OF  PERIOD                                                             754            994
                                                                                   -------        -------

CASH, END OF PERIOD                                                                $   110        $ 1,480
                                                                                   =======        =======

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Colorado Prime Corporation (the "Company" or "CPC") is a Delaware corporation and was incorporated in 1986. The Company is a wholly-owned subsidiary of Colorado Prime Holdings, Inc. ("CPH"), formerly KPC Holdings Corporation ("Holdings"). On May 9, 1997, pursuant to a merger agreement between Holdings and Thayer Equity Investors III, L.P., a private equity investment limited partnership ("Thayer"), Colorado Prime Acquisition Corp. ("CPAC"), a transitory acquisition company established by Thayer prior to the consummation of the merger, merged with and into Holdings (the "Merger") following which Holdings was the surviving corporation and was renamed CPH.

2. Reference is made to the notes to consolidated financial statements contained within the Company's audited financial statements for the period ended December 24, 1999 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

         Certain prior period balances have been reclassified to conform with the current period presentation.

3. The Company has approved a change in its fiscal year end from the last Friday to the last Sunday in December. Fiscal 2000 will be a 53 week year and end on December 31, 2000.

4. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Kal-Mar Properties Corp. ("Kal-Mar"), Concord Financial Services, Inc. ("Concord") and Prime Foods Development Corporation ("Prime"). In connection with the Merger discussed in Note 1, the Company issued $100.0 million of Senior Unsecured Notes (the "Notes"), which bear interest at 12.5% per annum and mature in 2004. (See the Company's Annual Report on Form 10-K for a further discussion of the Notes). In January 1999, the Company repurchased in aggregate $14.7 million (face value) of the then outstanding notes. The Notes are guaranteed on a senior unsecured basis by all existing subsidiaries (there are no non-guarantor subsidiaries) and any future U.S. subsidiaries of the Company. The guarantees of the subsidiaries are full, unconditional, joint and several. Summary financial data for Kal-Mar, Concord and Prime are as follows:

                                        March 26, 2000
                                     (Dollars in Thousands)
                               Kal-Mar       Concord        Prime
                               -------      --------        -----
Current assets                 $   13       $ 55,014        $  12
Non-current assets              1,029         35,023           --
Current liabilities                --         (2,770)        (711)
Non-current liabilities            --        (36,137)          --
                               ------       --------        -----

Net assets (liabilities)        1,042         51,130         (699)
                               ======       ========        =====


                                                                For the Thirteen Weeks Ended
                                                                       March 26, 2000
                                                                   (Dollars in Thousands)
                                                          Kal-Mar           Concord           Prime
                                                          -------           -------           -----
     Net revenues                                          $  27           $  4,482          $  --
     Gross profit                                             27              4,482             --
     Income before provision for income tax                   --              1,685             --

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 26, 2000 COMPARED TO THIRTEEN WEEKS ENDED MARCH 26, 1999.

Total revenue for the thirteen weeks ended March 26, 2000 decreased by $1.9 million or 5.3%, to $34.8 million from $36.7 million for the thirteen weeks ended March 26, 1999. Food revenue for the thirteen weeks ended March 26, 2000 decreased by $2.4 million, or 12.5%, to $17.1 million from $19.5 million for the thirteen weeks ended March 26, 1999. Non-food revenue for the thirteen weeks ended March 26, 2000 increased by $0.8 million, or 5.6%, to $14.5 million from $13.7 million for the thirteen weeks ended March 26, 1999. The reduction in food revenue was due to lower average order size and volume for both new and existing customers. The increase in non-food revenue was due to higher sales volume for new and existing customers. Finance income for the thirteen weeks ended March 26, 2000 decreased by $0.3 million or 7.8% to $3.2 million from $3.5 million for the thirteen weeks ended March 26, 1999.

Gross profit for the thirteen weeks ended March 26, 2000 decreased by $0.8 million, or 3.4%, to $23.5 million from $24.3 million for the thirteen weeks ended March 26, 1999. The gross profit margin for the thirteen weeks ended March 26, 2000 increased to 67.5% from 66.2% for the thirteen weeks ended March 26, 1999. The increase in the gross profit margin was primarily due to a shift in the mix of product sales to non-food items which have a more favorable margin and the shift in production of certain of its food products from the Company owned facility to an outside processor in connection with the December 1998 restructuring plan, partially offset by lower finance income.

SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the thirteen weeks ended March 26, 2000, these expenses decreased by $2.0 million, or 9.3%, to $19.3 million from $21.3 million for the thirteen weeks ended March 26, 1999. The decrease was due to lower sales related variable cost from lower product sales, lower fixed payroll and non-payroll cost from the cost reductions enacted in the third and fourth quarters of fiscal 1999, lower bad debt expense from improved receivable performance and lower telecommunication costs from the Company's new contract with its long distance carrier.

Interest expense for the thirteen weeks ended March 26, 2000 decreased to $4.1 million from $4.2 million for the thirteen weeks ended March 26, 1999. The decrease was due to lower indebtedness under its Senior Notes resulting from the repurchase described below, partially offset by increased indebtedness at a higher interest cost under its working capital revolver.

Other expense for the thirteen weeks ended March 26, 2000 and March 26, 1999 was $0.1 million.

Benefit for income taxes for the thirteen weeks ended March 26, 2000 decreased by $0.4 million from a benefit of $0.4 million for the thirteen weeks ended March 26, 1999. The decrease was due to a lower pre-tax loss.

Extraordinary gain for the thirteen weeks ended March 26, 1999 resulted from the repurchase of $14.7 million of Senior Notes at a cost of $6.3 million. Additionally, the Company incurred $0.8 million of non-cash charges related to the repurchase. The Company realized an extraordinary gain of $4.6 million which was net of a tax provision of $3.0 million.

Net loss for the thirteen weeks ended March 26, 2000 was $0.4 million as compared to net income of $3.3 million for the thirteen weeks ended March 26, 1999 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the thirteen weeks ended March 26, 2000 was $2.0 million, primarily comprised of a net loss of $0.4 million, non cash charges of $2.6 million, an increase in current assets of $0.7 million and an increase in current liabilities of $0.4 million

Net cash used in investing activities for the thirteen weeks ended March 26, 2000 of $0.1 million was for capital expenditures.

Net cash used in financing activities for the thirteen weeks ended March 26, 2000 was $2.6 million, comprised of repayments under the revolver.

The Company had working capital of $45.4 million as of March 26, 2000 compared to $47.0 million as of December 24, 1999.

The Company has a $50.0 million working capital revolver, with $7.4 million of unused availability as of March 26, 2000. The working capital revolver contains certain covenants requiring the Company to meet certain financial tests including a minimum fixed charge coverage ratio, a maximum leverage ratio, and a limitation on capital expenditures. The working capital revolver and the senior unsecured notes impose certain other restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under its working capital revolver is secured by all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles. As of March 26, 2000, the Company was in compliance with the provisions of the working capital revolver.

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

The Company is subject to certain market risk factors related to its fixed rate senior unsecured notes and its variable rate working capital revolver. The Company does not believe the interest rate risk to be material and has disclosed the factors in its Annual Report on Form 10-K for the year ended December 24, 1999.

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the thirteen weeks ended March 26, 2000.

PART II    OTHER INFORMATION

Item 5.  Other Information

None.


Item 6.  Exhibits and Reports on Form 8-K

(a)      There were no Exhibits filed during the period

(b)      There were no Forms 8-K filed during the period

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto daily authorized.



                                           COLORADO PRIME CORPORATION
                                                  (Registrant)


Dated:  May 8, 2000                        By: /s/  Steven Lachenmeyer
                                               --------------------------------
                                               Vice President Finance