Form 10-Q
period 2000-06-25
COLORADO PRIME CORP
filed 2000-08-15
CIK 813356

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C. 20549-1004

                                 ---------------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended June 25, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

At August 7, 2000, 1,000 shares of the registrant's Common Stock were outstanding.

                           COLORADO PRIME CORPORATION
                                      INDEX

            PART I            FINANCIAL INFORMATION                                                 PAGE NO.
            Item 1.           CONSOLIDATED FINANCIAL STATEMENTS

                              Consolidated Balance Sheets
                              June 25, 2000 and December 24, 1999                                    1

                              Statements of Consolidated Operations
                              Thirteen weeks ended June 25, 2000 and
                              June 25, 1999                                                          2

                              Statements of Consolidated Operations
                              Twenty-six weeks ended June 25, 2000 and June 25, 1999                 3

                              Statements of Consolidated Cash Flows
                              Twenty-six weeks ended June 25, 2000 and June 25, 1999                 4

                              Notes to Consolidated Financial Statements                             5

            Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS                                                  6


            PART II.          OTHER INFORMATION

            Item 5.           Other Information                                                      9

            Item 6.           Exhibits and Reports on Form 8-K                                       9

            SIGNATURES                                                                              10

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands except share data)


                                                                    JUNE 25,           DECEMBER 24,
ASSETS                                                               2000                  1999
                                                                   ---------             ---------
                                                                  (UNAUDITED)
Current Assets:
Cash                                                               $     213             $     754
Accounts receivable - net                                             49,233                51,379
Inventories - net                                                      2,844                 3,217
Prepaid expenses and other current assets                              1,854                 1,830
Deferred income tax benefit                                            8,263                 7,533
                                                                   ---------             ---------
     Total current assets                                             62,407                64,713
                                                                   ---------             ---------

Property, Plant and Equipment - net                                    8,382                 8,792
                                                                   ---------             ---------

Non-current accounts receivable - net                                 37,217                36,380
                                                                   ---------             ---------

Goodwill - net                                                        43,175                43,986
                                                                   ---------             ---------

Other assets                                                           6,076                 6,677
                                                                   ---------             ---------

Deferred income tax benefit                                            3,834                 3,834
                                                                   ---------             ---------

TOTAL ASSETS                                                       $ 161,091             $ 164,382
                                                                   =========             =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable                                                   $   2,874             $   4,868
Accrued expenses                                                       9,767                12,084
Income and other taxes payable                                           527                   622
Current portion of capital lease obligations                             129                   129
                                                                   ---------             ---------
     Total current liabilities                                        13,297                17,703
                                                                   ---------             ---------
Revolver                                                              44,213                40,477
                                                                   ---------             ---------
Senior unsecured notes, net of discount                               84,287                84,155
                                                                   ---------             ---------
Long-term portion of capital lease obligations                         3,633                 3,694
                                                                   ---------             ---------
Other liabilities                                                      1,513                 1,978
                                                                   ---------             ---------

STOCKHOLDER'S EQUITY
Common Stock - par value, $.01, per share; 1,000 shares
authorized
issued and outstanding                                                  --                    --
Paid-in capital                                                       25,868                25,868
Accumulated deficit                                                  (11,720)               (9,493)
                                                                   ---------             ---------

     Total stockholder's equity                                       14,148                16,375
                                                                   ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $ 161,091             $ 164,382
                                                                   =========             =========

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                             THIRTEEN WEEKS       THIRTEEN WEEKS
                                                 ENDED                ENDED
                                                JUNE 25,             JUNE 25,
                                                  2000                 1999
                                                --------             --------
PRODUCT SALES                                   $ 30,154             $ 34,144
FINANCE INCOME EARNED                              3,020                3,350
                                                --------             --------

TOTAL REVENUE                                     33,174               37,494

COST OF GOODS SOLD                                13,165               12,992
                                                --------             --------

GROSS MARGIN                                      20,009               24,502
                                                --------             --------

OTHER COST AND EXPENSES:
Selling, general and administrative               17,690               21,508
Amortization of goodwill                             406                  406
Interest expense                                   4,277                3,994
Other expense                                        129                  150
                                                --------             --------
     Total cost and expenses                      22,502               26,058
                                                --------             --------

LOSS BEFORE BENEFIT FOR INCOME TAXES              (2,493)              (1,556)


BENEFIT FOR INCOME TAXES                            (710)                (391)
                                                --------             --------


NET LOSS                                        ($ 1,783)            ($ 1,165)
                                                ========             ========

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                  TWENTY-SIX      TWENTY-SIX
                                                  WEEKS ENDED     WEEKS ENDED
                                                   JUNE 25,        JUNE 25,
                                                     2000            1999
                                                  --------             --------
PRODUCT SALES                                     $ 61,714             $ 67,370

FINANCE INCOME EARNED                                6,267                6,871
                                                  --------             --------

TOTAL REVENUE                                       67,981               74,241

COST OF GOODS SOLD                                  24,463               25,398
                                                  --------             --------

GROSS MARGIN                                        43,518               48,843
                                                  --------             --------

OTHER COST AND EXPENSES:
Selling, general and administrative                 36,999               42,806
Amortization of goodwill                               811                  811
Interest expense                                     8,410                8,161
Other expense                                          255                  297
                                                  --------             --------
     Total cost and expenses                        46,475               52,075
                                                  --------             --------

LOSS BEFORE BENEFIT FOR INCOME TAXES                (2,957)              (3,232)
   AND EXTRAORDINARY ITEM


BENEFIT FOR INCOME TAXES                              (730)                (825)
                                                  --------             --------

NET LOSS BEFORE EXTRAORDINARY ITEM                  (2,227)              (2,407)


EXTRAORDINARY ITEM - GAIN ON
   EXTINGUISHMENT OF DEBT - NET OF TAX                --                  4,556
                                                  --------             --------


NET (LOSS) INCOME                                 ($ 2,227)            $  2,149
                                                  ========             ========

                           COLORADO PRIME CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        TWENTY-SIX          TWENTY-SIX
                                                                        WEEKS ENDED         WEEKS ENDED
                                                                          JUNE 25,            JUNE 25,
                                                                           2000                1999
                                                                          -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                         ($2,227)            $ 2,149
                                                                          -------             -------
Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization                                          1,427               1,583
     Amortization of debt issuance costs                                      609                 599
     Extraordinary gain, net                                                 --                (4,556)
     Deferred income taxes                                                   (730)               (825)
     Provision for doubtful accounts                                        2,308               4,700
     Change in operating assets and liabilities:
          Accounts receivable                                                (999)             (2,349)
          Inventories                                                         373                 125
          Prepaid expenses and other                                          (24)                 82
          Refundable income taxes                                            --                   425
          Other assets                                                        124                  59
          Accounts payable                                                 (1,994)               (478)
          Accrued expenses                                                 (2,317)             (4,039)
          Other liabilities                                                  (465)               (151)
          Income and other taxes payable                                      (95)                718
                                                                          -------             -------
Total adjustments                                                          (1,783)             (4,107)
                                                                          -------             -------

Net cash used in operating activities                                      (4,010)             (1,958)
                                                                          -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investments of property, plant and equipment                (206)               (582)
                                                                          -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings  under revolver                                              3,736               8,353
Repurchase of senior notes                                                   --                (6,259)
Decrease in capital lease obligations                                         (61)                (53)
                                                                          -------             -------

Net cash provided by financing activities                                   3,675               2,041
                                                                          -------             -------

NET DECREASE IN CASH                                                         (541)               (499)

CASH, BEGINNING OF  PERIOD                                                    754                 994
                                                                          -------             -------

CASH, END OF PERIOD                                                       $   213             $   495
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

                                                     JUNE 25, 2000
                                                 (DOLLARS IN THOUSANDS)
                                    KAL-MAR             CONCORD               PRIME
                                    --------            --------             --------
Current assets                      $     42            $ 86,830             $     12
Non-current assets                       978              36,161                 --
Current liabilities                     --                (2,769)                (711)
Non-current liabilities                 --               (66,953)                --
                                    --------            --------             --------

Net assets (liabilities)               1,020              53,269                 (699)
                                    ========            ========             ========


                                                                 FOR THE TWENTY-SIX WEEKS ENDED
                                                                         JUNE 25, 2000
                                                                     (DOLLARS IN THOUSANDS)
                                                        KAL-MAR             CONCORD               PRIME
                                                        --------            --------             --------
Net revenues                                             $   27             $6,264            $  --
Gross profit                                                 27              8,837               --
(Loss) Income before provision for income tax               (23)             3,825               --

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 25, 2000 Compared To Thirteen Weeks Ended June 25,
1999.

Total revenue for the thirteen weeks ended June 25, 2000 decreased by $4.3 million, or 11.5%, to $33.2 million from $37.5 million for the thirteen weeks ended June 25, 1999. Food revenue for the thirteen weeks ended June 25, 2000 decreased by $2.5 million, or 12.0%, to $18.4 million from $20.9 million for the thirteen weeks ended June 25, 1999. Non-food revenue for the thirteen weeks ended June 25, 2000 decreased by $1.5 million, or 11.3%, to $11.8 million from $13.3 million for the thirteen weeks ended June 25, 1999. The reduction in food revenue was due to lower average order size and volume for new and existing customers. The decrease in non-food revenue was due to lower volume for new and existing customers. Finance income for the thirteen weeks ended June 25, 2000 decreased by $0.3 million or 9.9% to $3.0 million from $3.3 million for the thirteen weeks ended June 25, 1999. The decrease resulted from a reduction in interest eligible non-food accounts.

Gross profit for the thirteen weeks ended June 25, 2000 decreased by $4.5 million, or 18.3%, to $20.0 million from $24.5 million for the thirteen weeks ended June 25, 1999. The gross profit margin for the thirteen weeks ended June 25, 2000 decreased to 60.3% from 65.3% for the thirteen weeks ended June 25, 1999. The decrease in the gross profit margin was due primarily to an increase in food costs. The increase in food costs was due primarily to market conditions and non-recurring transitional cost related to the shift in the production and fulfillment of food products from the Company owned facility to an outside processor which was completed in March, 2000. The Company expects relief from the market conditions in the latter part of the quarter ending September 2000. Additionally, an increase in the average customer discount negatively impacted the gross profit margin for the thirteen weeks ended June 25, 2000.

SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the thirteen weeks ended June 25, 2000, these expenses decreased by $3.8 million, or 17.8%, to $17.7 million from $21.5 million for the thirteen weeks ended June 25, 1999. The decrease was due to lower sales related variable cost from lower product sales, lower fixed payroll and non-payroll cost from the cost reductions enacted in the third and fourth quarters of fiscal 1999, lower bad debt expense from improved receivable performance and lower telecommunication costs from the Company's new contract with its long distance carrier.

Interest expense for the thirteen weeks ended June 25, 2000 increased to $4.3 million from $4.0 million for the thirteen weeks ended June 25, 1999. The increase was attributable to a greater level of borrowing at a higher rate of interest under the working capital revolver.

Other expense for the thirteen weeks ended June 25, 2000 and June 25, 1999 was $0.1 million.

Benefit for income taxes for the thirteen weeks ended June 25, 2000 increased by $0.3 million to a benefit of $0.7 million from a benefit of $0.4 million for the thirteen weeks ended June 25, 1999. The increase was due to a higher pre-tax loss.

Net loss for the thirteen weeks ended June 25, 2000 increased to $1.8 million from a loss of $1.2 million for the thirteen weeks ended June 25, 1999 for the reasons discussed above.

Twenty-six Weeks Ended June 25, 2000 Compared to Twenty-six Weeks Ended June 25, 1999.

         Total revenue for the twenty-six weeks ended June 25, 2000 decreased by $6.3 million, or 8.4%, to $67.9 million from $74.2 million for the twenty-six weeks ended June 25, 1999. Food revenue for the twenty-six weeks ended June 25, 2000 decreased by $5.0 million, or 12.2%, to $35.4 million from $40.4 million for the twenty-six weeks ended June 25, 1999. Non-food revenue for the twenty-six weeks ended June 25, 2000 decreased by $0.7 million, or 2.7%, to $26.3 million from $27.0 million for the twenty-six weeks ended June 25, 1999. The reduction in food revenue was due to lower average order size and volume for new and existing customers. The decrease in non-food revenue was due to lower average order size and volume for new and existing customers. Finance income for the twenty-six weeks ended June 25, 2000 decreased by $0.6 million, or 8.8%, to $6.3 million from $6.9 million for the twenty-six weeks ended June 25, 1999. The decrease resulted from a reduction in interest eligible non-food accounts.

         Gross Profit for the twenty-six weeks ended June 25, 2000 decreased by $5.3 million, or 10.9%, to $43.5 million from $48.8 million for the twenty-six weeks ended June 25, 1999. The gross profit margin for the twenty-six weeks ended June 25, 2000 decreased to 64.0% from 65.8% for the twenty-six weeks ended June 25, 1999. The decrease in the gross profit margin was due primarily to an increase in food costs. The increase in food costs was due primarily to market conditions and non-recurring transitional cost related to the shift in the production and fulfillment of the food products from the Company owned facility to an outside processor which was completed in March, 2000. The Company expects relief from the market conditions in the latter part of the quarter ending September 2000. Additionally, an increase in the average customer discount negatively impacted the gross profit margin for the twenty-six weeks ended June 25, 2000.

         SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the twenty-six weeks ended June 25, 2000, these expenses decreased by $5.8 million, or 13.6%, to $37.0 million from $42.8 million for the twenty-six weeks ended June 25, 1999. The decrease was due to lower sales related variable cost from lower product sales, lower fixed payroll and non-payroll cost from the cost reductions enacted in the third and fourth quarters of fiscal 1999, lower bad debt expense from improved receivable performance and lower telecommunication costs from the Company's new contract with its long distance carrier.

Interest expense for the twenty-six ended June 25, 2000 increased to $8.4 million from $8.2 million for the twenty-six weeks ended June 25, 1999. The increase was attributable to a greater level of borrowing at a higher rate of interest under its working capital revolver.

         Other expense for the twenty-six weeks ended June 25, 2000 and June 25, 1999 was $0.3 million.

         Benefit for income taxes for the twenty-six weeks ended June 25, 2000 decreased by $0.1 million to a benefit of $0.7 million from a benefit of $0.8 million for the twenty-six weeks ended June 25, 1999. The decrease was due to lower pre-tax loss.

         Extraordinary gain for the twenty-six weeks ended June 25, 1999 resulted from the repurchase of $14.7 million of Senior Notes at a cost of $6.3 million. Additionally, the Company incurred $0.8 million of non-cash charges related to the repurchase. The Company realized an extraordinary gain of $4.6 million which was net of a tax provision of $3.0 million.

         Net loss for the twenty-six weeks ended June 25, 2000 was $2.2 million as compared to net income of $2.1 million for the twenty-six ended June 25, 1999 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the twenty-six weeks ended June 25, 2000 was $4.0 million, primarily comprised of a net loss of $2.2 million, non cash charges of $3.6 million, an increase in current assets of $0.7 million and a decrease in current liabilities of $4.4 million.

Net cash used in investing activities for the twenty-six weeks ended June 25, 2000 of $0.2 million was for capital expenditures.

Net cash provided by financing activities for the twenty-six weeks ended June 25, 2000 was $3.7 million, comprised of borrowings under the revolver.

The Company had working capital of $49.1 million as of June 25, 2000 compared to $47.0 million as of December 24, 1999.

The Company has a $50.0 million working capital revolver, with $2.2 million of unused availability as of June 25, 2000. The working capital revolver contains certain covenants requiring the Company to meet certain financial tests including a minimum fixed charge coverage ratio, a maximum leverage ratio, and a limitation on capital expenditures. The working capital revolver and the senior unsecured notes impose certain other restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under its working capital revolver is secured by all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles. As of June 25, 2000, the Company was in compliance with the provisions of the working capital revolver and had cash on hand of $0.2 million.

The debt service obligation for the six months ended December 31, 2000 is expected to be $7.5 million. Management is currently negotiating an alternative source of cash which if consummated may provide sufficient cash to make required payments of principal and interest and to fund other operating requirements for at least the next 12 months. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. Debt outstanding under the working capital revolver will bear interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates.

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

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the thirteen weeks ended ended June 25, 2000.

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

                                                  COLORADO PRIME CORPORATION
                                                          (Registrant)

Dated:  August 7, 2000                            By: /s/  Steven Lachenmeyer
                                                      Vice President Finance