Form 10-Q
period 2000-09-24
COLORADO PRIME CORP
filed 2000-11-08
CIK 813356

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C. 20549-1004

                                 ---------------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended September 24, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

At November 6, 2000, 1,000 shares of the registrant's Common Stock were outstanding.

                         COLORADO PRIME CORPORATION
                                  INDEX

PART I.             FINANCIAL INFORMATION                            PAGE NO.
Item 1.             CONSOLIDATED FINANCIAL STATEMENTS

                    Consolidated Balance Sheets
                    September 24, 2000 and December 24, 1999            1

                    Statements of Consolidated Operations
                    Thirteen weeks ended September 24, 2000 and
                    September 24, 1999                                  2

                    Statements of Consolidated Operations
                    Thirty-nine weeks ended September 24, 2000 and
                    September 24, 1999                                  3

                    Statements of Consolidated Cash Flows
                    Thirty-nine weeks ended September 24, 2000 and
                    September 24, 1999                                  4

                    Notes to Consolidated Financial Statements          5

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                 6

PART II.            OTHER INFORMATION

Item 5.             Other Information                                   8

Item 6.             Exhibits and Reports on Form 8-K                    8

SIGNATURES                                                              9

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands except share data)

                                                      SEPTEMBER 24,      DECEMBER 24,
ASSETS                                                     2000              1999
                                                        ---------         ---------
                                                       (UNAUDITED)
Current Assets:
Cash                                                    $     306         $     754
Accounts receivable - net                                  47,122            51,379
Inventories - net                                           2,775             3,217
Prepaid expenses and other current assets                   1,697             1,830
Deferred income tax benefit                                 9,215             7,533
                                                        ---------         ---------
     Total current assets                                  61,115            64,713
                                                        ---------         ---------

Property, Plant and Equipment - net                         8,118             8,792
                                                        ---------         ---------
Long-term accounts receivable - net                        35,620            36,380
                                                        ---------         ---------
Goodwill - net                                             42,769            43,986
                                                        ---------         ---------
Other assets                                                5,939             6,677
                                                        ---------         ---------
Deferred income tax benefit                                 3,834             3,834
                                                        ---------         ---------
TOTAL ASSETS                                            $ 157,395         $ 164,382
                                                        =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable                                        $   3,696         $   4,868
Accrued expenses                                           10,557            12,084
Income and other taxes payable                                370               622
Current portion of capital lease obligations                  129               129
                                                        ---------         ---------
     Total current liabilities                             14,752            17,703
                                                        ---------         ---------
Revolver                                                   40,974            40,477
                                                        ---------         ---------
Senior unsecured notes, net of discount                    84,357            84,155
                                                        ---------         ---------
Long-term portion of capital lease obligations              3,601             3,694
                                                        ---------         ---------
Other liabilities                                           1,817             1,978
                                                        ---------         ---------
STOCKHOLDER'S EQUITY
Common Stock - par value, $.01, per share; 1,000
shares authorized issued and outstanding                     --                --
Paid-in capital                                            25,868            25,868
Accumulated deficit                                       (13,974)           (9,493)
                                                        ---------         ---------

     Total stockholder's equity                            11,894            16,375
                                                        ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $ 157,395         $ 164,382
                                                        =========         =========

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                        THIRTEEN WEEKS    THIRTEEN WEEKS
                                             ENDED             ENDED
                                          SEPTEMBER 24,    SEPTEMBER 24,
                                              2000             1999
                                            --------         --------
PRODUCT SALES                               $ 24,157         $ 32,346
FINANCE INCOME EARNED                          3,168            3,391
                                            --------         --------

TOTAL REVENUE                                 27,325           35,737

COST OF GOODS SOLD                            10,815           11,841
                                            --------         --------

GROSS MARGIN                                  16,510           23,896
                                            --------         --------

OTHER COST AND EXPENSES:
Selling, general and administrative           14,889           20,497
Amortization of goodwill                         406              406
Interest expense                               4,291            4,067
Other expense                                    129              150
                                            --------         --------
     Total cost and expenses                  19,715           25,120
                                            --------         --------

LOSS BEFORE BENEFIT FOR INCOME TAXES          (3,205)          (1,224)


BENEFIT FOR INCOME TAXES                        (952)            (278)
                                            --------         --------

NET LOSS                                    ($ 2,253)        ($   946)
                                            ========         ========

                   COLORADO PRIME CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                             THIRTY-NINE       THIRTY-NINE
                                             WEEKS ENDED       WEEKS ENDED
                                            SEPTEMBER 24,     SEPTEMBER 24,
                                                2000              1999
                                              ---------         ---------
PRODUCT SALES                                 $  85,871         $  99,716
FINANCE INCOME EARNED                             9,435            10,262
                                              ---------         ---------

TOTAL REVENUE                                    95,306           109,978

COST OF GOODS SOLD                               35,278            37,239
                                              ---------         ---------

GROSS MARGIN                                     60,028            72,739
                                              ---------         ---------

OTHER COST AND EXPENSES:
Selling, general and administrative              51,887            63,360
Amortization of goodwill                          1,217             1,217
Interest expense                                 12,702            12,228
Other expense                                       384               391
                                              ---------         ---------
     Total cost and expenses                     66,190            77,196
                                              ---------         ---------

LOSS BEFORE BENEFIT FOR INCOME TAXES             (6,162)           (4,457)
   AND EXTRAORDINARY ITEM


BENEFIT FOR INCOME TAXES                         (1,681)           (1,103)
                                              ---------         ---------

NET LOSS BEFORE EXTRAORDINARY ITEM               (4,481)           (3,354)


EXTRAORDINARY ITEM - GAIN ON
   EXTINGUISHMENT OF DEBT - NET OF TAX             --               4,556
                                              ---------         ---------

NET (LOSS) INCOME                             ($  4,481)        $   1,202
                                              =========         =========

                           COLORADO PRIME CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            THIRTY-NINE     THIRTY-NINE
                                                            WEEKS ENDED     WEEKS ENDED
                                                           SEPTEMBER 24,    SEPTEMBER 24,
                                                               2000             1999
                                                              -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                             ($4,481)        $ 1,202
                                                              -------         -------
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
     Depreciation and amortization                              2,170           2,388
     Amortization of debt issuance costs                          918             899
     Extraordinary gain, net                                     --            (4,556)
     Deferred income taxes                                     (1,681)         (1,105)
     Provision for doubtful accounts                            3,044           6,046
     Change in operating assets and liabilities:
          Accounts receivable                                   1,973          (3,843)
          Inventories                                             442             616
          Prepaid expenses and other                              133              35
          Refundable income taxes                                --               425
          Other assets                                             22              14
          Accounts payable                                     (1,172)           (900)
          Accrued expenses                                     (1,528)         (1,691)
          Other liabilities                                      (161)           (584)
          Income and other taxes payable                         (252)            688
                                                              -------         -------
Total adjustments                                               3,908          (1,568)
                                                              -------         -------

Net cash used in operating activities                            (573)           (366)
                                                              -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investments of property, plant and equipment    (279)           (650)
                                                              -------         -------


CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings  under revolver                                    497           6,970
Repurchase of senior notes                                       --            (6,259)
Decrease in capital lease obligations                             (93)            (86)
                                                              -------         -------

Net cash provided by financing activities                         404             625
                                                              -------         -------

NET DECREASE IN CASH                                             (448)           (391)

CASH, BEGINNING OF  PERIOD                                        754             994
                                                              -------         -------

CASH, END OF PERIOD                                           $   306         $   603
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

3. In 1999, the Company approved a change in its fiscal year end from the last Friday to the last Sunday in December. Fiscal 2000 will be a 53 week year and end on December 31, 2000.

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

                                                              SEPTEMBER 24, 2000
                                                            (DOLLARS IN THOUSANDS)
                                                   KAL-MAR          CONCORD            PRIME
                                                  ---------        ---------         ---------
                  Current assets                  $      18        $ 115,177         $      12
                  Long-tern assets                      978           34,536              --
                  Current liabilities                  --             (2,758)             (711)
                  Long-term liabilities                --            (91,482)             --
                                                  ---------        ---------         ---------
                  Net assets (liabilities)              996           55,473              (699)
                                                  =========        =========         =========

                         FOR THE THIRTY-NINE WEEKS ENDED
                               SEPTEMBER 24, 2000
                             (DOLLARS IN THOUSANDS)

                                                              KAL-MAR         CONCORD        PRIME
                                                              -------         -------        ------
         Net revenues                                         $    27         $ 9,432        $     --
         Gross profit                                              27          13,129              --
         (Loss) Income before provision for income tax            (47)          6,028              --

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

OVERVIEW

The Company is a leading direct marketer of high quality, value-added food programs and products related to in-home dining and entertainment. Using a combination of telemarketing and in-home selling, Colorado Prime Corporation believes that it is the only company to offer this type of in-home shopping service on a broad scale, currently serving 32 states through 70 sales offices. The Company sells individually packaged, top quality meats and poultry, seafood, assorted pasta dishes and a wide selection of prepared entrees for direct delivery to consumer households. The Company's food products are of a quality generally found only in specialty butchers, fine gourmet shops and high-end restaurants and require simple preparation using a microwave, conventional oven or grill. As a complement to its food products, the Company also sells food-related and home entertainment appliances and accessories with unique features not generally available in traditional retail channels. The purchase of non-food items enables customers to earn a lifetime discount on food purchases.

RESULTS OF OPERATIONS

Thirteen Weeks Ended September 24, 2000 Compared To Thirteen Weeks Ended September 24, 1999.

Total revenue for the thirteen weeks ended September 24, 2000 decreased by $8.4 million, or 23.5%, to $27.3 million from $35.7 million for the thirteen weeks ended September 24, 1999. Food revenue for the thirteen weeks ended September 24, 2000 decreased by $4.3 million, or 21.8%, to $15.4 million from $19.7 million for the thirteen weeks ended September 24, 1999. Non-food revenue for the thirteen weeks ended September 24, 2000 decreased by $3.9 million, or 30.8%, to $8.8 million from $12.7 million for the thirteen weeks ended September 24, 1999. The reduction in food revenue was due to lower volume for new customers and lower average order size and volume for existing customers. The decrease in non-food revenue was due to lower volume for new and existing customers. In July, 2000 the Company began to reduce the weekly telemarketing hours and redirected the remaining hours to markets that have historically produced a higher closing rate. The total telemarketing hours for the thirteen weeks ended September 24, 2000 decreased by 132,000 hours, or 47.9%, to 144,000 hours from 276,000 hours for the thirteen weeks ended September 24, 1999. The reduction in food and non-food volume was due in part to the reduced telemarketing hours. Finance income for the thirteen weeks ended September 24, 2000 decreased by $0.2 million or 6.6% to $3.2 million from $3.4 million for the thirteen weeks ended September 24, 1999. The decrease resulted from a reduction in interest eligible non-food accounts.

Gross profit for the thirteen weeks ended September 24, 2000 decreased by $7.4 million, or 30.9%, to $16.5 million from $23.9 million for the thirteen weeks ended September 24, 1999. The gross profit margin for the thirteen weeks ended September 24, 2000 decreased to 60.4% from 66.9% for the thirteen weeks ended September 24, 1999. The decrease in the gross profit margin was due primarily to an increase in food costs. The increase in food costs was due primarily to market conditions which began to improve in September 2000 and non-recurring transitional cost related to the shift in the production and fulfillment of food products from the Company owned facility to an outside processor which was completed in March, 2000. Additionally, an increase in the average customer discount negatively impacted the gross profit margin for the thirteen weeks ended September 24, 2000.

SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the thirteen weeks ended September 24, 2000, these expenses decreased by $5.6 million, or 27.4%, to $14.9 million from $20.5 million for the thirteen weeks ended September 24, 1999. The decrease was due to lower telemarketing cost from the reduction in hours discussed above, lower sales related variable cost from lower product sales, lower fixed payroll and non-payroll cost from the cost reductions and lower bad debt expense from improved receivable performance.

Interest expense for the thirteen weeks ended September 24, 2000 increased to $4.3 million from $4.1 million for the thirteen weeks ended September 24, 1999. The increase was attributable to an increase in interest rates, partially offset by a reduction in borrowings under the working capital revolver.

Other expense for the thirteen weeks ended September 24, 2000 and September 24, 1999 was $0.1 million.

Benefit for income taxes for the thirteen weeks ended September 24, 2000 increased by $0.7 million to a benefit of $1.0 million from a benefit of $0.3 million for the thirteen weeks ended September 24, 1999. The increase was due to a higher pre-tax loss.

Net loss for the thirteen weeks ended September 24, 2000 increased to $2.2 million from a loss of $.9 million for the thirteen weeks ended September 24, 1999 for the reasons discussed above.

Thirty-nine Weeks Ended September 24, 2000 Compared to Thirty-nine Weeks Ended September 24, 1999.

Total revenue for the thirty-nine weeks ended September 24, 2000 decreased by $14.7 million, or 13.3%, to $95.3 million from $109.9 million for the thirty-nine weeks ended September 24, 1999. Food revenue for the thirty-nine weeks ended September 24, 2000 decreased by $9.3 million, or 15.4%, to $50.8 million from $60.1 million for the thirty-nine weeks ended September 24, 1999. Non-food revenue for the thirty-nine weeks ended September 24, 2000 decreased by $4.6 million, or 11.6%, to $35.0 million from $39.6 million for the thirty-nine weeks ended September 24, 1999. The reduction in food revenue was due to lower average order size and volume for new and existing customers. The decrease in non-food revenue was due to lower volume for new customers and lower average order size and volume for existing customers. In July, 2000 the Company began to reduce the weekly telemarketing hours and redirected the remaining hours to markets that have historically produced a higher closing rate. The total telemarketing hours for the thirty-nine weeks ended September 24, 2000 decreased by 212,000 hours, or 24.2%, to 664,000 hours from 876,000 hours for the thirty-nine weeks ended September 24, 1999. The reduction in food and non-food volume was due in part to the reduced telemarketing hours. Finance income for the thirty-nine weeks ended September 24, 2000 decreased by $0.8 million, or 8.1%, to $9.4 million from $10.2 million for the thirty-nine weeks ended September 24, 1999. The decrease resulted from a reduction in interest eligible non-food accounts.

Gross profit for the thirty-nine weeks ended September 24, 2000 decreased by $12.7 million, or 17.5%, to $60.0 million from $72.7 million for the thirty-nine weeks ended September 24, 1999. The gross profit margin for the thirty-nine weeks ended September 24, 2000 decreased to 63.0% from 66.1% for the thirty-nine weeks ended September 24, 1999. The decrease in the gross profit margin was due primarily to an increase in food costs. The increase in food costs was due primarily to market conditions which began to improve in September 2000 and non-recurring transitional cost related to the shift in the production and fulfillment of the food products from the Company owned facility to an outside processor which was completed in March, 2000. Additionally, an increase in the average customer discount negatively impacted the gross profit margin for the thirty-nine weeks ended September 24, 2000.

SG&A expenses are principally comprised of selling, telemarketing, delivery and general and administrative expenses. For the thirty-nine weeks ended September 24, 2000, these expenses decreased by $11.5 million, or 18.1%, to $51.9 million from $63.4 million for the thirty-nine weeks ended September 24, 1999. The decrease was due to lower telemarketing cost from the reduction in hours discussed above, lower sales related variable cost from lower product sales, lower fixed payroll and non-payroll cost from the cost reductions and lower bad debt expense from improved receivable performance.

Interest expense for the thirty-nine weeks ended September 24, 2000 increased to $12.7 million from $12.2 million for the thirty-nine weeks ended September 24, 1999. The increase was attributable to an increase in interest rates, partially offset by a reduction in borrowings under the working capital revolver.

Other expense for the thirty-nine weeks ended September 24, 2000 and September 24, 1999 was $0.4 million.

Benefit for income taxes for the thirty-nine weeks ended September 24, 2000 increased by $0.6 million to a benefit of $1.7 million from a benefit of $1.1 million for the thirty-nine weeks ended September 24, 1999. The increase was due to higher pre-tax loss.

Extraordinary gain for the thirty-nine weeks ended September 24, 1999 resulted from the repurchase of $14.7 million of Senior Notes at a cost of $6.3 million. Additionally, the Company incurred $0.8 million of non-cash charges related to the repurchase. The Company realized an extraordinary gain of $4.6 million which was net of a tax provision of $3.0 million.

Net loss for the thirty-nine weeks ended September 24, 2000 was $4.5 million as compared to net income of $1.2 million for the thirty-nine weeks ended September 24, 1999 for the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the thirty-nine weeks ended September 24, 2000 was $0.6 million, primarily comprised of a net loss of $4.5 million, non cash charges of $4.5 million, a decrease in current assets of $2.5 million and a decrease in current liabilities of $2.9 million.

Net cash used in investing activities for the thirty-nine weeks ended September 24, 2000 of $0.3 million was for capital expenditures.

Net cash provided by financing activities for the thirty-nine weeks ended September 24, 2000 was $.4 million, comprised primarily of borrowings under the working capital revolver.

The Company had working capital of $46.4 million as of September 24, 2000 compared to $47.0 million as of December 24, 1999.

The Company has a $50.0 million working capital revolver (the "Revolver"), with $1.7 million of unused availability and a cash balance of $0.3 million as of September 24, 2000. Additionally, the Company has $85.3 million (face value) of senior unsecured notes (the "Notes") which bear interest at 12.5% per annum and mature in 2004. The Revolver contains certain covenants requiring the Company to meet certain financial tests including a minimum fixed charge coverage ratio, a maximum leverage ratio, and a limitation on capital expenditures. The Revolver and the Notes impose certain other restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under the Revolver is secured by all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles. As of September 24, 2000, the Company was in compliance with certain provisions of the Revolver and had received a waiver of the default of the maximum leverage ratio.

The Company has a $5.3 million interest payment to the holders of its senior unsecured notes which was due on November 1, 2000. The Company has elected to invoke the 30 day grace period under the terms of the indenture. The Company has retained Donaldson, Lufkin & Jenrette Securities Corporation as its financial advisor and has met with several of the senior unsecured noteholders to discuss alternatives to the current capital structure. The failure to make the interest payment at the end of the 30 day grace period would constitute an event of default under the indenture granting the holders of the Notes the right to accelerate the indebtedness. The acceleration of the indebtedness would have an adverse impact on the Company. Additionally, an event of default under the indenture would trigger gross default provisions under the Revolver.

The Company's independent public accountants have advised the Company that, if this acceleration and other potential events of default or issues surrounding the Company's liquidity continue as of its year end and beyond, the independent public accountants may qualify their audit opinion as to the Company's ability to continue as a going concern.

The Company is subject to certain market risk factors related to its Notes and its Revolver. The Company does not believe the interest rate risk to be material and has disclosed the factors in its Annual Report on Form 10-K for the year ended December 24, 1999.

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the thirteen weeks ended September 24, 2000.

PART II    OTHER INFORMATION

Item 5.  Other Information

Fred Spivak joined the Company as Executive Vice President and Chief Financial Officer on October 2, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a) There were no Exhibits filed during the period

(b) There were no Forms 8-K filed during the period

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto daily authorized.

                                                     COLORADO PRIME CORPORATION
                                                     (Registrant)

Dated:  November 6, 2000                             By: /s/  Steven Lachenmeyer
                                                         Vice President Finance